Form 10-Q
period 1996-06-30
INTERVEST MORTGAGE ASSOCIATES LP
filed 1996-08-07
CIK 866793

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____ to _____

                            ------------------------

                         Commission File Number 33-36336
                       INTERVEST MORTGAGE ASSOCIATES L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                           13-3575243
- -------------------------------                    -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

10 Rockefeller Plaza, New York, New York                   10020-1903
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (212) 757-7300
                                                   -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO   .
                                      ---    ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Results for the three months and six months ended June 30, 1996 and 1995, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full years.

                       INTERVEST MORTGAGE ASSOCIATES L. P.

                                 BALANCE SHEETS

                                     ASSETS

                                                       JUNE 30,     DECEMBER 31,
                                                        1996           1995
                                                     -----------    ------------
                                                     (Unaudited)

 Cash and cash equivalents                           $ 7,511,000    $ 6,566,000
 Mortgages receivable, includes due from
   affiliates $1,300,000 and $1,300,000 (Note C)       4,538,000      5,542,000
 Other receivables                                        68,000         69,000
                                                     -----------    -----------
              TOTAL                                  $12,117,000    $12,177,000
                                                     ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Distributions payable (Note F)                       $ 1,913,000    $ 1,738,000
Escrow deposits payable                                  154,000        367,000
Deferred fee income                                        3,000         27,000
                                                     -----------    -----------
              TOTAL                                    2,070,000      2,132,000

Partners' Capital                                     10,047,000     10,045,000
                                                     -----------    -----------
              TOTAL                                  $12,117,000    $12,177,000
                                                     ===========    ===========


                            STATEMENTS OF OPERATIONS


                                              Three Months Ended              Six Months Ended
                                         -------------------------       -------------------------
                                                 JUNE 30,                        JUNE 30,
                                           1996              1995         1996              1995
                                         --------         --------       -------           -------
                                               (Unaudited)                      (Unaudited)
Revenue:
   Interest income (Note G)
     -- Affiliates                       $ 98,000         $ 93,000        $131,000         $186,000
     -- Others                            218,000          230,000         452,000          432,000
                                         --------         --------        --------         --------
                                          316,000          323,000         583,000          618,000
   Other income                                                             20,000
                                         --------         --------        --------         --------
                                          316,000          323,000         603,000          618,000
Expenses:
 General and administrative                 1,000            3,000           2,000            4,000
 Other expenses                            15,000
                                         --------         --------        --------         --------
          NET INCOME                     $300,000         $320,000        $601,000         $614,000
                                         ========         ========        ========         ========

                 The accompanying notes to financial statements
                          are an integral part hereof.




                       INTERVEST MORTGAGE ASSOCIATES L. P.
                            STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended June 30,
                                                                             ---------------------------------
                                                                                1996                   1995
                                                                             ----------             ----------
                                                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                                                 $  601,000            $  614,000

  Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of discount on mortgages receivable                           (6,000)              (10,000)
      Decrease in other receivables                                               1,000                29,000
      (Decrease) increase in deferred fee income                                (24,000)               35,000
                                                                             ----------            ----------
  Net cash provided by operating activities                                     572,000               668,000
                                                                             ----------            ----------
Cash flows from investing activities:
  Collection of mortgages receivable                                          1,011,000             1,090,000
  Mortgages receivable acquired
    Properties owned by others                                                                     (1,821,000)
  (Decrease) Increase in escrow deposits payable                               (213,000)              411,000
                                                                             ----------            ----------
  Net cash provided by (used in) investing activities                           798,000              (320,000)
                                                                             ----------            ----------
Cash flows from financing activities:
  Partners' contributions to capital                                              2,000                 4,000
  Distributions to limited partners, net of increase
    in distributions payable of $174,000 and $221,000                          (427,000)             (392,000)
                                                                             ----------            ----------
  Net cash (used in) financing activities                                      (425,000)             (388,000)
                                                                             ----------            ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                945,000               (40,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                          6,566,000             3,726,000
                                                                             ----------            ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                               $7,511,000            $3,686,000
                                                                             ==========            ==========


                 The accompanying notes to financial statements
                          are an integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1996 and 1995)

(NOTE A) - Organization and Business:

Intervest Mortgage Associates L.P., a Delaware limited partnership (the "Partnership"), was formed for the primary purpose of investing in mortgages on improved income-producing real properties. The Partnership will continue until December 31, 1999, unless terminated sooner in accordance with the provisions of the partnership agreement.

The special limited partners, Lowell S. Dansker and Lawrence G. Bergman each own 50% of the common stock of Intervest Funds Management Corporation, the General Partner.

(NOTE B) - Significant Accounting Policies:

Cash Equivalents:

The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

(NOTE C) - Mortgages Receivable:

Mortgages receivable consist of first mortgages on residential properties.

Interest rates on certain mortgages are equivalent to the prime rate of Chemical Bank plus 2% with a floor of 9 1/2% and a ceiling of 15%. Interest rates on the balance of the mortgages range from 10% to 16%. Certain mortgages have been discounted utilizing rates ranging from 11% to 17%.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

     Year Ending December 31,                             June 30, 1996
     ------------------------                             -------------
        1996...........................................    $   12,000
        1997..........................................         76,000
        1998...........................................       587,000
        1999...........................................     2,431,000
        2000..........................................         84,000
        Thereafter until 2012...........................    1,421,000
                                                           ----------
                                                            4,611,000
        Less unearned discount .........................       73,000
                                                           ----------
        Total............................................  $4,538,000
                                                           ==========

The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realized value. At June 30, 1996 and at December 31, 1995 no allowance was required.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1996 and 1995)

(NOTE D) - Duties and Obligations of the General Partner:

As more fully described in the partnership agreement, the general partner has agreed, among other things, to:

     (1)  Manage and control the business of the Partnership;

     (2) Pay all operating expenses of the Partnership. Such expenses, when incurred, are reflected in the financial statements of the Partnership;

     (3) Pay to the Partnership any shortfall with respect to cash distributions due to unitholders.

     (4) Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders, and

     (5) Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At June 30, 1996, and December 31, 1995, the financial statements of the general partner showed a net worth of $1,062,000 and $1,085,000, respectively, including notes receivable from stockholders of $1,000,000 at June 30, 1996 and at December 31, 1995, respectively.

(NOTE E) - Allocation of Income, Losses and Distributions:

The unitholders are generally entitled to a return on their investment equal to 2% above the prime rate of Chemical Bank (subject to a minimum rate of 9 1/2% and a maximum rate of 15% per annum).

As more fully described in the partnership agreement, income, losses and distributions are to be allocated as follows:

     (1) Net income and operating cash distributions, first to unitholders in an amount equal to their investment return and then to the general partner (99%) and special limited partners (1%).

     (2) Net loss, other than from a disposition, as defined, 99% to the general partner and 1% to the special limited partners.

     (3) Net loss from a disposition, to unitholders to the extent of their positive capital account balances and then to the general partner and special limited partners.

     (4) Disposition proceeds will generally be distributed to unitholders until each has received an amount equal to his original invested capital and then to the general partner and special limited partners.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

                (Unaudited with Respect to the Six Month Periods
                          Ended June 30, 1996 and 1995)

(NOTE F) - Distribution Accrual Plan:

Under the partnership agreement, unitholders can elect to have the Partnership retain distributions they are entitled to receive. Such retained amounts will earn interest at Chemical Bank's prime rate, compounded monthly, with a floor of 9 1/2% and a ceiling of 15%.

(NOTE G) - Related Parties:

Under the terms of the partnership agreement, the Partnership will invest in mortgages on improved income-producing real properties owned by either unaffiliated or affiliated borrowers. If the property owner is an affiliated entity certain conditions must be met before the investment can be made by the Partnership.

(NOTE H) - Income Taxes:

The Partnership will not be required to provide for, or pay, any federal income taxes. Income tax liabilities and/or benefits that arise from its operations will be passed directly to the individual partners. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

(NOTE I) - Unit Repurchase Rights:

Beginning January 1, 1999, or at an earlier date, in the event the Partnership is to be terminated, the general partner will have the right to purchase all Units from the unitholders.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The Partnership is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgages, junior mortgages, wraparound mortgages and interim mortgage loans. The Partnership's current investment policy emphasizes the investment in mortgage loans on income producing properties. The majority of the Partnership's loans are expected to mature within approximately five years.

The Partnership's liquidity is managed to ensure that sufficient funds are available to preserve and protect the Partnership's capital and to provide for monthly distributions to unitholders at a floating annual rate based on their adjusted capital contributions equal to two percentage points over the prime rate of Chemical Bank, New York with a minimum rate of 9 1/2% and a maximum of 15%.

RESULTS OF OPERATIONS:

The interest income for three months and for six months ended June 30, 1996 was lower by $7,000 and $35,000, respectively, as compared to same periods a year ago. The decrease resulted from a decrease in mortgages receivable.

Since the Partnership is engaged in the real estate business, its results of operations are affected by general economic trends in real estate markets, as well as by trends in the general economy and the movement of interest rates. Since the properties underlying the Partnership's mortgages are concentrated in the New York City area, the economic condition in that area can also have an impact on the Partnership's operations.

The rental housing market in New York City remains stable and the Partnership expects that such properties will continue to appreciate in value with little or no reduction in occupancy rates. The Partnership's mortgage portfolio is composed predominantly of mortgages on multi-family residential properties, most of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Partnership's mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties.

COMPETITION:

The Company competes for acceptable investments with real estate investment trusts, commercial banks, insurance companies, savings and loan associations, pension funds and mortgage banking firms, many of which have greater resources with which to compete for desirable mortgage loans.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8K

        Exhibits - The following exhibit is filed herewith

        Exhibit 27 - Financial Data Schedule



                                   SIGNATURES

PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INTERVEST MORTGAGE ASSOCIATES L.P.
                            (Registrant)

                        By: INTERVEST FUNDS MANAGEMENT CORPORATION
                            General Partner


Dated:  August 6, 1996      /s/ LOWELL S. DANSKER
                            ---------------------------------------------------
                            Lowell S. Dansker:  President, Co-Chairman,
                            Treasurer and Director of Intervest Funds
                            Management Corporation (Principal Executive and
                            Accounting Officer)




Dated:  August 6, 1996      /s/ LAWRENCE G. BERGMAN
                            ---------------------------------------------------
                            Lawrence G. Bergman, Executive Vice President, Co-
                            Chairman, Secretary and Director of Intervest Funds
                            Management Corporation (Principal Operating Officer)