Form 10-Q
period 1996-09-30
INTERVEST MORTGAGE ASSOCIATES LP
filed 1996-11-06
CIK 866793

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarter ended September 30, 1996

                                       OR

                  [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                                For the transition period from      to



                         Commission File Number 33-36336



                       INTERVEST MORTGAGE ASSOCIATES L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                   13-3575243
             --------                                   ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


10 Rockefeller Plaza, New York, New York                10020-1903
--------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code      (212) 757-7300
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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements

Results for the three months and nine months ended September 30, 1996 and 1995, include, in the opinion ofmanagement, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results for the full years.

                       INTERVEST MORTGAGE ASSOCIATES L.P.
                                 BALANCE SHEETS
                                     ASSETS

                                                     September 30,  December 31,
                                                          1996           1995
                                                          ----           ----

                                                       (Unaudited)
Cash and cash equivalents                             $ 6,629,000    $ 6,566,000
Mortgages receivable, includes due from
     affiliates $1,300,000 and $1,300,000 (Note C)      5,399,000      5,542,000
Other receivables                                         137,000         69,000
                                                       ----------     ----------
          TOTAL                                       $12,165,000    $12,177,000
                                                      ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Distributions payable (Note F)                        $ 1,991,000    $ 1,738,000
Escrow deposits payable                                   117,000        367,000
Deferred fee income                                        10,000         27,000
                                                       ----------     ----------
          TOTAL                                         2,118,000      2,132,000

Partners' Capital                                      10,047,000     10,045,000
                                                       ----------     ----------
          TOTAL                                       $12,165,000    $12,177,000
                                                      ===========    ===========


                                   * * * * *
                            STATEMENT OF OPERATIONS


                                   Three Months Ended       Nine Months Ended
                                   ------------------       -----------------
                                      September 30,           September 30,
                                   1996           1995      1996           1995
                                   ----           ----      ----           ----
                                      (Unaudited)               (Unaudited)


Revenue:
     Interest income (Note G)
          - Affiliates             $ 33,000    $ 74,000    $165,000    $260,000
          - Others                  214,000     252,000     664,000     684,000
                                    -------     -------     -------     -------
                                    247,000     326,000     829,000     944,000
     Other income                    55,000                  76,000
                                    -------     -------     -------     -------
                                    302,000     326,000     905,000     944,000
Expenses:
     General and administrative                               2,000       4,000
     Other expenses
                                    -------     -------     -------     -------
          NET INCOME               $302,000    $326,000    $903,000    $940,000
                                   ========    ========    ========    ========

  The accompanying notes to financial statemetns are an integral part hereof.



                       INTERVEST MORTGAGE ASSOCIATES L.P.
                            STATEMENTS OF CASH FLOW


                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                    1996            1995
                                                                                    ----            ----
                                                                                        (Unaudited)

Cash flows from operating activites:
     Net income                                                                $   903,000     $   940,000

     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Amortization of discount on mortgages receivable                    (10,000)        (15,000)
               Gain on early repayment of discounted mortgages                                     (10,000)
               (Increase) Decrease in other receivables                            (68,000)         46,000
               (Decrease) increase in deferred fee income                          (17,000)         31,000
                                                                                   -------          ------
     Net cash provided by operating activities                                     808,000         992,000
                                                                                   -------         -------


Cash flows from investing activities:
     collection of mortgages receivable                                          1,026,000       3,879,000
     Mortgages receivable acquired
          Properties owned by others                                              (873,000)     (1,821,000)
          (Decrease) Increase in escrow deposits payable                          (250,000)        306,000
                                                                                  --------         -------
          Net cash (used in) provided by investing activities                      (97,000)      2,364,000
                                                                                   -------       ---------


Cash flows from financing activities:
     Partners' contributions to capital                                              2,000           4,000
     Distributions to limited partners, net of increase
          in distributions payable of $253,000 and $334,000                       (650,000)       (586,000)
                                                                                  --------        --------
     Net cash (used in) financing activities                                      (648,000)       (582,000)
                                                                                  --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    63,000       2,774,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                             6,566,000       3,726,000
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                 $ 6,629,000     $ 6,500,000
                                                                               ===========     ===========

  The accompanying notes to financial statements are an integral part hereof.


                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

             (Unaudited with Respect to the Nine Month Periods Ended
                          September 30, 1996 and 1995)


(NOTE A) - Organization and Business:
-------------------------------------

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

(NOTE B) - Significant Accounting Policies:
-------------------------------------------

Cash Equivalents:
-----------------

The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

(NOTE C) - Mortgages Receivable:
--------------------------------

Mortgages receivable consist of first mortgages on residential properties.

Interest rates on mortgages range from 9 1/2% to 16%. Certain mortgages have been discounted utilizing rates ranging from 11% to 17%.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

        Year Ending December 31,

          1996.............................................   $    12,000
          1997.............................................       179,000
          1998.............................................       705,000
          1999.............................................     3,104,000
          2000............................................         84,000
          Thereafter until 2012...........................      1,421,000
                                                                ---------
          ................................................      5,505,000
          Less unearned discount                                  106,000
                                                                  -------

          Total.............................................  $ 5,399,000
                                                              ===========

The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realized value. At September 30, 1996 and at December 31, 1995 no allowance was required.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

             (Unaudited with Respect to the Nine Month Periods Ended
                          September 30, 1996 and 1995)


(NOTE D) - Duties and Obligations of the General Partner:
---------------------------------------------------------

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

        (4) Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders, and

        (5) Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At September 30, 1996, and December 31, 1995, the financial
               statements  of  the  general   partner  showed  a  net  worth  of
               $1,009,000 and $1,085,000, respectively, including notes receivable from stockholders of $1,000,000 at September 30, 1996 and at December 31, 1995, respectively.

(NOTE E) - Allocation of Income, Losses and Distributions:
----------------------------------------------------------

The unitholders are generally entitled to a return on their investment equal to 2% above the prime rate of Chase Manhattan Bank (subject to a minimum rate of 9 1/2% and a maximum rate of 15% per annum).

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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

             (Unaudited with Respect to the Nine Month Periods Ended
                          September 30, 1996 and 1995)


(NOTE F) - Distribution Accrual Plan:
-------------------------------------

Under the partnership agreement, unitholders can elect to have the Partnership retain distributions they are entitled to receive. Such retained amounts will earn interest at Chase Manhattan Bank's prime rate, compounded monthly, with a floor of 9 1/2% and a ceiling of 15%.

(NOTE G) - Related Parties:
---------------------------

Under the terms of the partnership agreement, the Partnership will invest in mortgages on improved income-producing real properties owned by either unaffiliated or affiliated borrowers. If the property owner is an affiliated entity certain conditions must be met before the investment can be made by the Partnership.


(NOTE H) - Income Taxes:
------------------------

The Partnership will not be required to provide for, or pay, any federal income taxes. Income tax liabilities and/or benefits that arise from its operations will be passed directly to the individual partners. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.


(NOTE I) - Unit Repurchase Rights:
----------------------------------

Beginning January 1, 1999, or at an earlier date, in the event the Partnership is to be terminated, the general partner will have the right to purchase all Units from the unitholders.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations
--------------------------------------------------------------------------------

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

The Partnership's liquidity is managed to ensure that sufficient funds are available to preserve and protect the Partnership's capital and to provide for monthly distributions to unitholders at a floating annual rate based on their adjusted capital contributions equal to two percentage points over the prime rate of Chase Manhattan Bank, New York with a minimum rate of 9 1/2% and a maximum of 15%.

Results of Operations:

The interest income for three months and for nine months ended September 30, 1996 was lower by $79,000 and $115,000, respectively, as compared to same periods a year ago. The decrease resulted from a decrease in mortgages receivable.

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

           Reports on Form 8K - None

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


                             INTERVEST MORTGAGE ASSOCIATES L.P.
                             (Registrant)

                          By:   INTERVEST FUNDS MANAGEMENT CORPORATION
                                General Partner



Dated:  October 30, 1996        Lowell S. Dansker /S/
                                ---------------------
                                Lowell S. Dansker:
                                President, Co-Chairman, Treasurer and
                                Director of Intervest Funds
                                Management Corporation
                                (Principal Executive and Accounting Officer)



Dated:  October 30, 1996        Lawrence G. Bergman /S/
                                -----------------------
                                Lawrence G. Bergman,
                                Executive Vice President, Co- Chairman,
                                Secretary and Director of Intervest Funds
                                Management Corporation
                                (Principal Operating Officer)