Form 10-K
period 1996-12-31
INTERVEST MORTGAGE ASSOCIATES LP
filed 1997-03-31
CIK 866793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
---
      OF 1934
For the fiscal year ended December 31, 1996
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                          ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ...................  to  .......................

                                                          Commission File Number
                                                                        33-36336

                       INTERVEST MORTGAGE ASSOCIATES L.P.
             (Exact name of Registrant as specified in its charter)


             Delaware                                             13-3575243
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


          10 Rockefeller Plaza, New York, New York               10020-1903
--------------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code             (212) 757-7300
                                                   ----------------------------


           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)


           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation SK is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K (X) .



                                TABLE OF CONTENTS




                                     PART I


                                                                                                                      Pages
                                                                                                                      -----
Item  1    Description of Business                                                                                       3
Item  2    Properties                                                                                                    6
Item  3    Legal Proceedings                                                                                             6
Item  4    Submission of Matters to a Vote of Security Holders                                                           6


                                     PART II


Item  5     Market for the Registrant's Units of Limited Partnership Interest ("Units")                                  6
Item  6     Selected Financial Data                                                                                      6
Item  7     Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                                  7
Item  8     Financial Statements and Supplementary Data                                                                  9
Item  9     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                                                 28



                                    PART III


Item 10           Directors and Executive Officers of the Registrant                                                     28
Item 11           Executive Compensation                                                                                 28
Item 12           Security Ownership of Certain Beneficial Owners and Management                                         28
Item 13           Certain Relationships and Related Transactions                                                         29



                                     PART IV


Item 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        29

SIGNATURES                                                                                                               30




                  Supplemental Information to be Furnished with Reports Filed Pursuant to Section                        30
                     15(d) of the Act.



                                     PART I
Item  1.   Description of Business

Organization

The registrant, Intervest Mortgage Associates L.P. (the "Partnership") is a Delaware limited partnership organized in June 1990. The Partnership's principal executive offices are located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020-1903, and its telephone number is 212-757-7300.

The General Partner is Intervest Funds Management Corporation (the "General Partner"), a Delaware corporation which was incorporated in June 1990. All of the stock of the General Partner is owned by Lowell S. Dansker and Lawrence G. Bergman, who are also Special Limited Partners of the Partnership. The General Partner manages and controls the affairs of the Partnership and has agreed to pay all Partnership expenses.

During 1991, a public offering of $10,000,000 of units of limited partnership interest was completed. The Partnership's objectives are to invest in mortgages, which will preserve and protect the Partnership's capital and provide for monthly distribution to unitholders at a floating annual interest rate on their adjusted contributions equal to two percentage points over the prime rate of Chase Manhattan Bank of New York, with a minimum rate of 9 1/2% and a maximum rate of 15%.

The Partnership invests in mortgages secured by income-producing properties, primarily residential apartment buildings. Mortgages generally will have maturities ranging from one to seven years. Mortgage investments may include first mortgages, junior mortgages and wraparound mortgages.

Present Business

Proceeds from the sale of the $10,000,000 of units were principally used to acquire mortgages, which at December 31, 1996, had a carrying value of $6,575,000. The balance is mostly invested in cash equivalents.

For financial statement reporting purposes, all mortgages sold to the Partnership by affiliates have been recorded at the historical cost of the affiliate, adjusted for a discount to reflect an appropriate market interest rate at the date of acquisition.

Each of the Partnership's seven mortgages is a first mortgage lien on multifamily residential apartment buildings. Five of the residential apartment buildings are located in New York City, one is located in New Rochelle, New York, a suburb of New York City, and one is located in East Orange, New Jersey.

Future Business Operations

The Partnership plans to engage in the real estate business, including the acquisition and origination of additional mortgages in the future. Such additional mortgages may be purchased from affiliates of the Partnership or from unaffiliated parties. It is anticipated that such mortgages will be acquired or originated by reinvesting a substantial part of the proceeds resulting from the sale, repayment or prepayment of the present mortgage portfolio.

The Partnership's  mortgage loans will include:  (i) wraparound  mortgage loans;
(ii) junior mortgage loans; (iii) interim mortgage loans; and (iv) first mortgage loans.

The Partnership's mortgage loans will generally be secured by income-producing properties. In determining whether to make mortgage loans, the Partnership will analyze relevant real property and financial factors which may in certain cases include such factors as the condition and use of the subject property, its income-producing capacity and the quality, experience and creditworthiness of the owner of the property. The Partnership's mortgage loans will generally not be personal obligations of the borrower and will not be insured or guaranteed by governmental agencies or otherwise.

The Partnership may make both long- and short-term mortgage loans. The Partnership anticipates its mortgage loans will typically mature within approximately five years. However, the Partnership may also invest in mortgage loans with shorter maturities and then reinvest the proceeds from such mortgage loans in additional mortgage loans. The Partnership anticipates that generally its mortgage loans will provide for balloon payments due at the time of their maturity.

Mortgage Investment Policy

To the extent that proceeds from existing mortgages are available, the Partnership anticipates that it will acquire or originate senior and junior mortgages, primarily on multifamily residential properties located in the New York metropolitan area. Such mortgages generally will not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured in any way. The Partnership requires that all mortgaged properties be covered by property insurance in amounts deemed adequate in the opinion of management.

In addition, prior to funding any mortgage, the Partnership will obtain a real property appraisal prepared by an independent MAI appraiser and a mortgagee's or owner's title insurance policy or commitment as to the priority of the mortgage or the condition of title. The General Partner will generally rely on its own independent analysis and not exclusively on appraisals in determining whether or not to make a particular mortgage loan. The principal amount of each mortgage made by the Partnership will not exceed, when added to the amount of any other mortgages on the underlying property, 85% of the appraised value of the underlying property.

An independent advisor has been retained to issue letters of opinion that each proposed mortgage to an affiliated borrower is fair and at least as favorable to the Partnership as a loan to an unaffiliated borrower in similar circumstances.

Temporary Investment by Affiliates on Behalf of the Partnership

An affiliate of the Partnership may make a mortgage loan or purchase a mortgage in its own name and temporarily hold such investment for the purpose of facilitating the making of an investment of the Partnership, provided that any such investment is acquired by the Partnership at a cost no greater than the cost of such investment to the affiliate plus carrying costs and provided there is no other benefit to the affiliate arising out of such transaction.

Certain Characteristics of the Partnership's Mortgage Investments

Mortgages typically provide for periodic payments of interest and, in some cases, principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The mortgages owned by the Partnership provide for monthly payments of interest and balloon payments at maturity, which means that a substantial part or all of the original principal of the mortgage is due in one lump sum payment at maturity. The property on which the mortgage is a lien provides the security for the mortgage. If the net revenue from the property is not sufficient to make all debt service payments due on mortgages on the property, or if at maturity or the due date of any balloon payment the owner of the property fails to raise the funds to make the payment (by refinancing, sale or otherwise), the Partnership could sustain a loss on its investment in the mortgage. To the extent that the aggregate net revenues from the Partnership's mortgage investments are insufficient to pay the monthly distributions to the unitholders, the General Partner has agreed to pay the Partnership any shortfall.

With respect to any wraparound mortgages which may be originated by the Partnership in the future, such wraparound mortgages are generally negotiated and structured on an individual, case by case basis, and may be structured to include any or all of the following provisions:

      (i) The Partnership may lend money to a real property owner who would be obligated to repay the senior underlying mortgage debt as well as the new wraparound indebtedness owed to the Partnership.

      (ii) The Partnership may legally assume the obligation to make the payments due on the senior underlying mortgage debt.

      (iii) The real property owner-debtor may agree to make payments to the Partnership in satisfaction of both the senior underlying mortgage debt and the new wraparound indebtedness owed to the Partnership.

      (iv) The Partnership may receive a mortgage on the real property to secure repayment of the total amount of indebtedness (wraparound indebtedness and the senior underlying mortgage indebtedness).

The mortgages owned by the Partnership are first mortgages. In all cases, in the opinion of management, the current value of the underlying property collateralizing the mortgage loan is in excess of the stated amount of the mortgage loan. Therefore, in the opinion of management of the Partnership, each property on which a mortgage owned by the Partnership is a lien constitutes adequate collateral for the related mortgage loan. Accordingly, in the event the owner of a property fails to make required debt service payments, management believes that, based upon current value, upon a foreclosure of the mortgage and sale of the property, the Partnership would recover its entire investment. However, there can be no assurance that the current value of the underlying property will be maintained.

Loan Loss Experience

For financial reporting purposes, the Partnership considers a loan as delinquent or non-performing when it is contractually past due 90 days or more as to principal or interest payments. To date, the Partnership has not experienced any defaults or delinquencies in its mortgage portfolio. The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. Since the Partnership has not experienced any defaults or delinquencies, no allowance for loan losses is presently maintained.

Tax Accounting Treatment of Payments Received on Mortgages

The Partnership derives substantially all of its cash flow from debt service payments which it receives on mortgages owned by it. The tax accounting treatment of such debt service payments, as income or return of capital, depends on the particular mortgage. In the case of mortgages which pay interest only, the entire debt service payment prior to maturity received by the Partnership is treated as income and the repayment of principal is generally considered a return of capital. In the case of mortgages which include amortization of principal in the debt service payment received by the Partnership, the amount representing amortization of principal is generally treated as a return of capital for tax accounting purposes.

Financial Accounting Treatment of Payments Received on Mortgages

For financial reporting purposes, the Partnership's basis in certain mortgages is less than the face amount outstanding. This difference is attributable to discounts recorded by the Partnership to reflect a market rate of interest at the date the loans were acquired. These discounts will be amortized over the lives of the mortgages.

Effect of Government Regulation

Investment in mortgages on real properties presently may be impacted by government regulation in several ways. Residential properties may be subject to rent control and rent stabilization laws. As a consequence, the owner of the property may be restricted in its ability to raise the rents on apartments. If real estate taxes, fuel costs and maintenance of and repairs to the property were to increase substantially, and such increases are not offset by increases in rental income, the ability of the owner of the property to make the payments due on the mortgage as and when they are due might be adversely affected.

Laws and regulations relating to asbestos have been adopted in many jurisdictions, including New York City, which require that whenever any work is undertaken in a property in an area in which asbestos is present, the asbestos must be removed or encapsulated in accordance with such applicable local and federal laws and regulations. The cost of asbestos removal or encapsulation may be substantial, and if there were not sufficient cash flow from the property, after debt service on mortgages, to fund the required work, and the owner of the property fails to fund such work from other sources, the value of the property could be adversely affected, with consequent impairment of the security for the mortgage.

Laws regulating the storage, disposal and clean up of hazardous or toxic substances at real property have been adopted at the federal, state and local levels. Such laws may impose a lien on the real property superior to any mortgages on the property. In the event such a lien were imposed on any property which serves as security for a mortgage owned by the Partnership, the security for such mortgage could be impaired.

Item  2.  Properties

None.

Item  3.  Legal Proceedings

The Partnership is not engaged in any litigation, nor does it presently know of any threatened or pending litigation in which it is contemplated that the Partnership will be made a party.


Item  4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Units of Limited Partnership Interest ("Units")

There is no established trading market for the Units.

Item 6.  Selected Financial Data

Income Statement Data
                                                                                Year Ended December 31,
                                                          1996           1995           1994            1993          1992
                                                      ------------  ------------   --------------  -------------  --------
Revenue:

   Interest income......................................$1,218,000     $1,209,000      $1,190,000     $1,130,000    $1,035,000
   Gain on early repayment of
          discounted mortgages.......................       47,000          9,000

   Other income......................................        2,000         17,000
                                                        ----------    -----------
   .....................................................$1,267,000     $1,235,000      $1,190,000     $1,130,000    $1,035,000

Expenses:

   General and administrative........................        3,000          6,000           5,000          5,000         3,000
                                                      ------------   ------------    ------------   ------------  ------------

   Net income...........................................$1,264,000     $1,229,000      $1,185,000     $1,125,000    $1,032,000
                                                        ==========     ==========      ==========     ==========    ==========


Balance Sheet Data


                                                                                            December 31,
                                                          1996           1995           1994            1993          1992
                                                      ------------   ------------   ------------   -------------     --------

Cash and cash equivalents...............................$ 5,730,000   $ 6,566,000     $ 3,726,000    $ 1,002,000   $ 1,368,000
Mortgages receivable..................................... 6,575,000     5,542,000       7,578,000     10,195,000     9,489,000
Total assets.............................................12,386,000    12,177,000      11,418,000     11,289,000    10,903,000
Partner's Capital........................................10,104,000    10,045,000      10,039,000     10,190,000    10,084,000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

The Partnership is engaged in the real estate business, including the originating and purchase of real estate mortgage loans, consisting of first mortgages, junior mortgages, wraparound mortgages and interim mortgage loans. The Partnership's current investment policy emphasizes the investment in mortgage loans on income producing properties. The majority of the Partnership's loans are expected to mature within approximately five years.

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

Results of Operations:

Year ended December 31, 1996 and 1995

For the year ended December 31, 1996 interest income was $1,218,000 as compared to $1,209,000 for the same period a year ago. The increase of $9,000 resulted mainly from an increase in mortgages receivable in the fourth quarter 1996, an offset in part by a decrease in interest rate subsequent to July 1995.

Year ended December 31, 1995 and 1994

For the year ended December 31, 1995 interest income was $1,209,000 as compared to $1,190,000 for the same period a year ago. The increase of $19,000 resulted mainly from an increase in interest rates in 1995.

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

Impact of Inflation:

Inflation has not had an effect on the Partnership's objectives of making monthly distributions to unitholders from interest received from its mortgage portfolio. Since certain mortgages bear interest at a fixed rate, rising interest rates as a result of inflation may require the Partnership to rely on the guarantee of the General Partner to pay to the Partnership a sufficient amount to make the monthly distributions to the unitholders.

Business:

The Partnership is engaged in the real estate business and has historically invested primarily in real estate mortgage loans secured by income producing real property. It is anticipated that a substantial portion of the loans to be made by the Partnership will be loans with terms of approximately five years. Such transactions typically require an understanding of the underlying real estate transaction and rapid processing and funding as a principal basis for competing in the making of these loans. The Partnership does not finance new construction.

At December 31, 1996, five of the seven Partnership loans were secured by properties located in the greater New York metropolitan area.

Competition:

The Company competes for acceptable investments with real estate investment trusts, commercial banks, insurance companies, savings and loan associations, pension funds and mortgage banking firms, many of which have greater resources with which to compete for desirable mortgage loans.

Item  8.  Financial Statements and Supplementary Data


INTERVEST MORTGAGE ASSOCIATES L.P.:                                                                                        Page

   Report of Independent Auditors -- 1996, 1995 and 1994...........................................................          11

   Balance Sheets as of December 31, 1996 and 1995.................................................................          12

   Statements of Operations for the years ended December 31, 1996, 1995 and 1994...................................          13

   Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994............................          14

   Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994...................................          15

   Notes to Financial Statements...................................................................................          16

   Schedule IV -- Mortgage Loans on Real Estate -- December 31, 1996...............................................          20



Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.



INTERVEST FUNDS MANAGEMENT CORPORATION:                                                                                   Pages

   Report of Independent Auditors -- 1996, 1995 and 1994...........................................................          22

   Balance Sheets as of December 31, 1996 and 1995.................................................................          23

   Statements of Operations for the years ended December 31, 1996, 1995 and 1994...................................          24

   Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994...................................          25

   Notes to Financial Statements...................................................................................          26


                        ` REPORT OF INDEPENDENT AUDITORS



To the Partners
Intervest Mortgage Associates L.P.
New York, New York


         We have audited the accompanying balance sheets of Intervest Mortgage Associates L.P. (a Delaware limited partnership) as at December 31, 1996 and December 31, 1995, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996 and Schedule IV. These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Intervest Mortgage Associates L.P. at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedule referred to above presents fairly, in all material respects, the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.





New York, New York
January 22, 1997

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                                 BALANCE SHEETS



                                                                                                December 31,
                                                                                                ------------
                                   A S S E T S                                               1996          1995
                                   -----------                                              ------         -----

Cash and cash equivalents  . . . . . . . . .                                          $ 5,730,000    $ 6,566,000


Mortgages receivable, including due from
   affiliates of $1,300,000 in 1996 and
   1995 (Note C) . . . . . . . . . . . . . .                                            6,575,000      5,542,000


Interest receivable  . . . . . . . . . . . .                                               81,000         69,000
                                                                                      -----------    -----------



          T O T A L  . . . . . . . . . . . .                                          $12,386,000    $12,177,000
                                                                                      ===========    ===========



                        LIABILITIES AND PARTNERS' CAPITAL

Distributions payable (Note F) . . . . . . .                                          $ 2,101,000    $ 1,738,000


Escrow deposits payable  . . . . . . . . . .                                              173,000        367,000


Deferred fee income  . . . . . . . . . . . .                                                8,000         27,000
                                                                                      -----------    -----------


          Total liabilities  . . . . . . . .                                            2,282,000      2,132,000


Partners' capital  . . . . . . . . . . . . .                                           10,104,000     10,045,000
                                                                                      -----------    -----------



          T O T A L  . . . . . . . . . . . .                                          $12,386,000    $12,177,000
                                                                                      ===========    ===========













                            The accompanying notes to
                           financial statements are an
                              integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                            STATEMENTS OF OPERATIONS



                                            Year Ended December 31,
                                           ------------------------
                                      1996          1995           1994
                                      ----          ----           ----

Revenue:

   Interest income, includes
     $241,000, $294,000 and
     $371,000, from affiliates
     (Note G)  . . . . . . . . .    $1,218,000    $1,209,000    $1,190,000
                                    ----------    ----------    ----------


   Gain on early repayment of
     discounted mortgages
     (Note C)  . . . . . . . . .        47,000         9,000


   Other income  . . . . . . . .         2,000        17,000
                                    ----------    ----------    ----------


                                     1,267,000     1,235,000     1,190,000


Expenses:

   General and administrative  .         3,000         6,000         5,000
                                    ----------    ----------    ----------




NET INCOME . . . . . . . . . . .    $1,264,000    $1,229,000    $1,185,000
                                    ==========    ==========    ==========




                            The accompanying notes to
                           financial statements are an
                              integral part hereof.


                       INTERVEST MORTGAGE ASSOCIATES L.P.

                         STATEMENTS OF PARTNERS' CAPITAL



                                                                                    Special       Limited
                                                                  General           Limited      Partners
                                                  Total           Partner           Partners    (Unitholders)
                                                  -----           -------           --------    -------------
Balances, January 1,
   1994 . . . . . . .                        $ 10,190,000     $    186,600     $      3,400     $ 10,000,000

Partnership expenses
   paid by the
   general partner
   (Note D) . . . . .                               5,000            5,000

Net income  . . . . .                           1,185,000          112,400            1,100        1,071,500

Distributions
   (Note E) . . . . .                          (1,341,000)        (266,800)          (2,700)      (1,071,500)
                                              -----------        ---------          -------      -----------

Balances,
   December 31, 1994                           10,039,000           37,200            1,800       10,000,000

Partnership expenses
   paid by the
   general partner
   (Note D) . . . . .                               6,000            6,000

Net income  . . . . .                           1,229,000                                          1,229,000

Distributions
   (Note E) . . . . .                          (1,229,000)                                        (1,229,000)
                                              -----------        ---------          -------      -----------

Balances,
   December 31, 1995                           10,045,000           43,200            1,800       10,000,000

Partnership expenses
   paid by the
   general partner
   (Note D) . . . . .                               3,000            3,000

Net income. . . . . .                           1,264,000           55,400              600        1,208,000

Distributions
   (Note E) . . . . .                          (1,208,000)                                        (1,208,000)
                                              -----------        ---------          -------      -----------

BALANCES,
   DECEMBER 31, 1996.                         $10,104,000        $ 101,600          $ 2,400      $10,000,000
                                              ===========        =========          =======      ===========






                            The accompanying notes to
                           financial statements are an
                              integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                            STATEMENTS OF CASH FLOWS



                                                          Year Ended December 31,
                                                         ------------------------
                                                  1996             1995              1994
                                                 ------           ------            -----

Cash flows from operating activities:
   Net income  . . . . . . . . . . . . . .    $  1,264,000     $  1,229,000     $  1,185,000
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Amortization of discount on
         mortgages receivable  . . . . . .         (17,000)         (18,000)         (18,000)
       Gain on early repayment of
         discounted mortgages  . . . . . .         (47,000)          (9,000)
       Expenses paid by general partner  .           3,000            6,000            5,000
       (Increase) decrease in interest
         receivable  . . . . . . . . . . .         (12,000)          45,000          (22,000)
       (Decrease) increase in deferred fee
         income  . . . . . . . . . . . . .         (19,000)          26,000          (14,000)
                                              ------------     ------------     ------------

          Net cash provided by operating
            activities . . . . . . . . . .       1,172,000        1,279,000        1,136,000
                                              ------------     ------------     ------------


Cash flows from investing activities:
   Collection of mortgages receivable  . .       9,118,000        3,884,000        3,292,000
   Mortgages receivable acquired . . . . .     (10,087,000)      (1,821,000)        (657,000)
   (Decrease) increase in escrow deposits
     payable . . . . . . . . . . . . . . .        (194,000)         303,000          (20,000)
                                              ------------     ------------     ------------

          Net cash (used in) provided by
            investing activities . . . . .      (1,163,000)       2,366,000        2,615,000
                                              ------------     ------------     ------------


Cash flows from financing activities:
   Partners' distributions . . . . . . . .        (845,000)        (805,000)        (987,000)
   Decrease in due to general partner  . .                                           (40,000)
                                              ------------     ------------     ------------

          Net cash (used in) financing
            activities . . . . . . . . . .        (845,000)        (805,000)      (1,027,000)
                                              ------------     ------------     ------------


NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS . . . . . . . . . . . . . .        (836,000)       2,840,000        2,724,000

Cash and cash equivalents at beginning of
   the period  . . . . . . . . . . . . . .       6,566,000        3,726,000        1,002,000
                                              ------------     ------------     ------------


CASH AND CASH EQUIVALENTS AT END OF THE
   PERIOD  . . . . . . . . . . . . . . . .    $  5,730,000     $  6,566,000     $  3,726,000
                                              ============     ============     ============














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

         Interest rates on mortgages range from 9 1/2% to 15%. Certain mortgages have been discounted utilizing rates ranging from 11% to 16 1/2%.

         During 1996 and 1995, mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

(continued)

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Mortgages Receivable:  (continued)

         Annual maturities of mortgages receivable during the next five years are summarized as follows:

          Year Ending
          December 31,

              1997 . . . . . . . . . . . . .  $1,526,000
              1998 . . . . . . . . . . . . .     652,000
              1999 . . . . . . . . . . . . .   2,985,000
              2000 . . . . . . . . . . . . .      84,000
              2001 . . . . . . . . . . . . .      84,000
              Thereafter . . . . . . . . . .   1,337,000
                                              ----------
                                               6,668,000
              Less unearned discount . . . .      93,000
                                                  ------

                        T o t a l. . . . . .  $6,575,000
                                              ==========

         The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At December 31, 1996 and at December 31, 1995, no allowance was required.


(NOTE D) - Duties and Obligations of the General Partner:

         As more fully described in the partnership agreement, the General Partner has agreed, among other things, to:

         (1)  Manage and control the business of the Partnership;

         (2) Pay all organization costs and operating expenses of the Partnership and the expenses in connection with the public offering. Operating expenses for 1996, 1995 and 1994 have been reflected in the financial statements of the Partnership;

         (3) Pay to the Partnership any shortfall with respect to cash distributions due to unitholders;

         (4) Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders; and

(continued)

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Duties and Obligations of the General Partner: (continued)

         (5) Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At December 31, 1996 and December 31, 1995, the audited financial statements of the general partner showed a net worth of $1,134,000 and $1,085,000, respectively, including notes receivable from stockholders of $1,000,000.


(NOTE E) - Allocation of Income, Losses and Distributions:

         As more fully described in the partnership agreement, income, losses and distributions are to be allocated as follows:

         (1) Net income and operating cash distributions, first to unitholders in an amount equal to their investment return (equal to 2% above prime rate of Chase Manhattan Bank, subject to a minimum rate of 9 1/2% and a maximum rate of 15% per annum) and then to the general partner (99%) and special limited partners (1%).

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


(NOTE G) - Related Parties:

         [1] During 1995 and 1994, the Partnership received payments of mortgages in the amounts of $2,000,000 and $850,000, respectively, due from affiliates.

(continued)

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Related Parties:  (continued)

         [2] Under the terms of the partnership agreement, the Partnership will invest in mortgages on improved income-producing real properties owned by either unaffiliated or affiliated borrowers. If the property owner is an affiliated entity, certain conditions must be met before the investment can be made by the Partnership.


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


INTERVEST MORTGAGE ASSOCIATES L. P.
SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1996
                                                                                                      ORIGINAL
                                 EFFECTIVE ACTUAL    FINAL                                               FACE    CARRYING   PRE-
                                INTEREST INTEREST   MATURITY                              PRIOR       AMOUNT OF  AMOUNT OF PAYMENT
     DESCRIPTION                  RATE    RATE       DATE       PERIODIC PAYMENT TERMS    LIEN         MORTGAGE  MORTGAGES PENALTY
     -----------                  ----    ----       ----       ----------------------    ----         --------  -----------------
     RESIDENTIAL FIRST MORTGAGES,
     RENTAL APARTMENT BUILDINGS:
      BRONX, NEW YORK             13.00   13.00     07/01/12   INTEREST ONLY MONTHLY                    $800,000 $   800,000    (D)
      NEW YORK, NEW YORK          11.60   10.00     03/01/05                 (B)                         950,000     840,000    (E)
      NEW ROCHELLE, NEW YORK      10.25   10.25 (A) 10/01/99                 (C)                       1,300,000   1,300,000    (F)
      BRONX, NEW YORK             16.50   15.00     03/31/98   PRIN. AND INTEREST MONTHLY                670,000     542,000    (G)
      EAST ORANGE, NEW JERSEY     16.40   14.25     11/08/99   PRIN. AND INTEREST MONTHLY                650,000     643,000    (H)
      NEW YORK, NEW YORK          13.25   13.25     04/15/99                 (C)                       1,050,000   1,050,000    (I)
      NEW YORK, NEW YORK          13.00   13.00     05/01/97                 (C)                       1,400,000   1,400,000    (F)
                                                                                           --         ----------  ----------
                                                                                           $0         $6,820,000  $6,575,000
                                                                                           ==         ==========  ==========

(A)      INTEREST AT FLUCTUATING  CHASE MANHATTAN BANK PRIME RATE PLUS 2% WITH A
         FLOOR AND A CEILING.

(B)      INTEREST MONTHLY, ADDITIONAL PRINCIPAL PAYMENT DUE ON EVERY MARCH 1.

(C)      INTEREST MONTHLY, PRINCIPAL AT MATURITY.

(D)      NOT PREPAYALE.

(E)      1% FEE REQUIRED, IF PREPAID PRIOR TO 3/2/2004.

(F)      NO PREPAYMENT PENALTY.

(G)      1% PAYOFF PREMIUM IS REQIORED.

(H)      NOT PREPAYABLE PRIOR TO 7/8/1998, AND ONE MONTH'S (31 DAYS) INTEREST IS
         REQUIRED.

(I)      NOT PREPAYABLE  UNTIL 4/15/97,  1% PREPAYMENT  PREMIUM NOT REQUIRED (IF
         AFTER MARCH 15, 1999).

(J)      NO MORTGAGE LOAN IS DELINQUENT AS TO PRINCIPAL AND/OR INTEREST.


The following summary reconciles mortgages receivable at their carrying values:


                                                             Year Ended December 31
                                                             ----------------------
                                                            1996         1995          1994
                                                            ----         ----          ----
Balance at beginning of period ...........              $5,542,000   $ 7,578,000   $10,195,000

Additions during period:
  Mortgages acquired ...............................    10,087,000     1,821,000       657,000

                                                       -----------   -----------   -----------

                                                        15,629,000     9,399,000    10,852,000

Deductions during period:
  Collections of principal, net
    of amortization of discounts ...................     9,054,000     3,857,000     3,274,000
                                                       -----------   -----------   -----------

         BALANCE AT CLOSE OF PERIOD ................   $ 6,575,000   $ 5,542,000   $ 7,578,000
                                                       ===========   ===========   ===========

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Intervest Funds Management Corporation
New York, New York


         We have audited the accompanying balance sheets of Intervest Funds Management Corporation as at December 31, 1996 and December 31, 1995, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Intervest Funds Management Corporation at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.





New York, New York
January 22, 1997



                     INTERVEST FUNDS MANAGEMENT CORPORATION

                                 BALANCE SHEETS



                                                                                                     December 31,
                                                                                                     ------------
                                     A S S E T S                                                 1996         1995
                                     -----------                                                ------        -----

Cash and cash equivalents  . . . . . . . . . .                                            $    32,000     $     7,000

Investment in partnership (Notes A and C)  . .                                                102,000          73,000

Prepaid taxes  . . . . . . . . . . . . . . . .                                                                  5,000
                                                                                          -----------     -----------



          T O T A L  . . . . . . . . . . . . .                                            $   134,000     $    85,000
                                                                                          ===========     ===========


Commitments and contingent liabilities (Note C)


                                 STOCKHOLDERS' EQUITY

Common stock, no par value; authorized
   3,000 shares; issued and outstanding
   20 shares . . . . . . . . . . . . . . . . .                                            $        20     $        20

Additional paid-in capital . . . . . . . . . .                                              1,907,980       1,907,980

Deficit  . . . . . . . . . . . . . . . . . . .                                               (774,000)       (823,000)
                                                                                          -----------     -----------

                                                                                            1,134,000       1,085,000

Less notes receivable - stockholders
   (Note C)  . . . . . . . . . . . . . . . . .                                              1,000,000       1,000,000
                                                                                          -----------     -----------



          T O T A L  . . . . . . . . . . . . .                                            $   134,000     $    85,000
                                                                                          ===========     ===========















                            The accompanying notes to
                           financial statements are an
                              integral part hereof.

                     INTERVEST FUNDS MANAGEMENT CORPORATION

                            STATEMENTS OF OPERATIONS



                                                  Year Ended December 31,
                                                 ------------------------
                                             1996           1995        1994
                                            ------         ------      -----

Revenue:

   Interest income  . . . . . . . . .    $   1,000     $   1,000     $   1,000
                                         ---------     ---------     ---------



Expenses:

   General and administrative . . . .        3,000         3,000         2,000


   Payment to partnership (Note C)  .                     14,000
                                         ---------     ---------     ---------


          T o t a l . . . . . . . . .        3,000        17,000         2,000
                                         ---------     ---------     ---------


Operating (loss)  . . . . . . . . . .       (2,000)      (16,000)       (1,000)


Equity in income of partnership . . .       56,000                     112,000


State and City (taxes) benefit
   (Note B[2])  . . . . . . . . . . .       (5,000)        1,000        (8,000)
                                         ---------     ---------     ---------


NET INCOME (LOSS) . . . . . . . . . .       49,000       (15,000)      103,000


Deficit at beginning of period  . . .     (823,000)     (808,000)     (911,000)
                                         ---------     ---------     ---------



DEFICIT AT END OF PERIOD  . . . . . .    $(774,000)    $(823,000)    $(808,000)
                                         =========     =========     =========













                            The accompanying notes to
                           financial statements are an
                              integral part hereof.



                     INTERVEST FUNDS MANAGEMENT CORPORATION

                            STATEMENTS OF CASH FLOWS



                                                               Year Ended December 31,
                                                               -----------------------
                                                          1996          1995          1994
                                                          ----          ----          ----
Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . .    $  49,000     $ (15,000)    $ 103,000
   Adjustments to reconcile net income (loss) to
     net cash (used in) operating activities:
       Equity in income of partnership . . . . . .      (56,000)                   (112,000)
       Decrease (increase) in prepaid taxes  . . .        5,000        (4,000)
       (Decrease) in taxes payable . . . . . . . .                                  (12,000)
                                                      ---------     ---------     ---------

          Net cash (used in) operating
            activities . . . . . . . . . . . . . .       (2,000)      (19,000)      (21,000)
                                                      ---------     ---------     ---------


Cash flows from investing activities:
   Distributions from partnership  . . . . . . . .                                  267,000
   Decrease in due from partnership  . . . . . . .                                   40,000
   Purchase of units of limited partnership  . . .                    (30,000)
   Sale of units of limited partnership  . . . . .       30,000
   Expenses paid on behalf of partnership  . . . .       (3,000)       (6,000)       (5,000)
                                                      ---------     ---------     ---------

          Net cash provided by (used in)
            investing activities . . . . . . . . .       27,000       (36,000)      302,000
                                                      ---------     ---------     ---------


Cash flows from financing activities:
   Distributions to stockholders . . . . . . . . .                                 (252,000)
   Capital contributions . . . . . . . . . . . . .                     15,000
                                                                    ---------     ---------

          Net cash provided by (used in)
            financing activities . . . . . . . . .                     15,000      (252,000)
                                                                    ---------     ---------


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS . . . . . . . . . . . . . . . . . .       25,000       (40,000)       29,000


Cash and cash equivalents at beginning of the
   period  . . . . . . . . . . . . . . . . . . . .        7,000        47,000        18,000
                                                      ---------     ---------     ---------



CASH AND CASH EQUIVALENTS AT END OF THE PERIOD . .    $  32,000     $   7,000     $  47,000
                                                      =========    ==========     =========





                            The accompanying notes to
                           financial statements are an
                              integral part hereof.

                     INTERVEST FUNDS MANAGEMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Organization:

         Intervest Funds Management Corporation (the "Company"), a Delaware corporation, was formed by Lowell S. Dansker and Lawrence G. Bergman, who each own 50% of the Company's issued and outstanding common shares. The Company is the general partner and its stockholders are special limited partners in a limited partnership, Intervest Mortgage Associates L.P. (the "Partnership").


(NOTE B) - Significant Accounting Policies:

         [1]  Cash equivalents:

                  The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

         [2]  Income taxes:

                  The Company has elected to be treated as an S corporation for federal income tax purposes and for state and local jurisdictions which permit such election. As a result, income is generally taxed directly to the stockholders for such purposes.


(NOTE C) - The Partnership:

         The Partnership invests in mortgages on improved income-producing real properties owned by either unaffiliated or affiliated borrowers. The Partnership has sold 1,000 units of limited partnership interest at $10,000 per unit. Each unitholder is generally entitled to a return on his investment equal to 2% above the prime rate of Chase Manhattan Bank subject to a minimum rate of 9 1/2% and a maximum rate of 15% per annum.

         The Company, as general partner, has agreed, among other things to:

         [1]  Manage and control the business of the Partnership;

         [2]  Pay all operating costs of the Partnership;

         [3] Pay to the Partnership any shortfall with respect to cash distributions due to the unitholders described above;

         [4] Repurchase each year on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders, and

(continued)

                     INTERVEST FUNDS MANAGEMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(NOTE C) - The Partnership:  (continued)

         [5] Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. Notes receivable were contributed to capital by the stockholders to maintain a net worth of at least 10% of the adjusted contribution of the unitholders. The notes will become interest-bearing at a defined rate only for the period from the date payment is demanded by the Company until such payment is made.

         In addition, the Company has paid all organization costs and expenses of the Partnership in connection with the sale of the units of limited partnership interest.

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


(NOTE D) - Unit Repurchase Rights:

         Beginning January 1, 1999 or at an earlier date, in the event the Partnership is to be terminated, the Company will have the right to purchase all units from the unitholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Intervest Funds Management Corporation, is wholly owned by Lowell S. Dansker and Lawrence G. Bergman. The Partnership will be managed by the General Partner, which was incorporated in Delaware on June 13, 1990. It has an office located at 10 Rockefeller Plaza, New York, New York 10020-1903 (telephone: 212-757-7300).

The current directors and executive officers of the General Partner are as follows:

Lowell S. Dansker, age 46, serves as a Director, and as Co-Chairman, President and Treasurer of the General Partner. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia.

Lawrence G. Bergman, age 52, serves as a Director, and as Co-Chairman, Vice President and Secretary of the General Partner. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D degree from The Johns Hopkins University.

For more than the past fifteen years, Mr. Dansker and Mr. Bergman have been actively involved in the ownership and operation of real estate and mortgages primarily through 100% family owned partnerships, corporations and family trusts.

Mr. Bergman, his wife, Mr. Dansker and Mr. Dansker's father are the sole owners, partners and trustees, respectively, of such family corporations, partnerships and trusts. Mr. Dansker and Mrs. Bergman are brother and sister.

Item 11.  Executive Compensation

Pursuant to the terms of the partnership agreement, $112,400 was credited to the capital account of the General Partner during 1994. No other compensation of any kind was paid to or accrued by the Partnership for any executive officer or director of the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning the ownership of common stock of the General Partner.

                                                  Amount of           Percent
Name and Address of Beneficial Owner         Beneficial Ownership     of Class
------------------------------------         ---------------------------------

   Lowell S. Dansker........................      10 shares             50.0%
   360 West 55th Street,
   New York, New York 10019

   Lawrence G. Bergman...................         10 shares             50.0%
   201 East 62nd Street
   New York, New York 10021


Item 13.  Certain Relationships and Related Transactions

During 1994 and 1995, the partnership received payments of mortgages in the amounts of $850,000 and $2,000,000, respectively, due from affiliates.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   (1) Financial Statements:

          See Item 8 "Financial Statements and Supplementary Data"

(a)   (2) Financial Statement Schedules:

          See Item 8 "Financial Statements and Supplementary Data"

(a)   (3) Exhibits:

   4 Certificate of Limited Partnership and Certificate of Amendment to Certificate of Limited Partnership. (1)

  10.1    Form of Escrow Agreement. (1)

  10.2    Form of Independent Advisor Agreement. (1)

  25  Power of Attorney. (1)

(b)       Reports on Form 8-K

          None

(1) Incorporated by reference to Registrant's Registration Statement as amended on Form S-11 (File No. 33- 36336), declared effective on November 20, 1990.

                                   SIGNATURES


PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                                   By: INTERVEST FUNDS MANAGEMENT CORPORATION
                                                              General Partner



Dated:  March 25, 1997             By:      /S/ Lawrence G. Bergman
                                            -----------------------
                                                Lawrence G. Bergman
                                                Executive Vice President



PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
                                             President, Co-Chairman,
                                             Treasurer and Director
                                             of Intervest Funds
/S/ Lowell S. Dansker                        Management Corporation
Lowell S. Dansker                            (Principal Executive Officer)
Dated:  March 25, 1997


                                             Executive Vice President,
                                             Co-Chairman, Secretary
/S/ Lawrence G. Bergman                      and Director of Intervest
Lawrence G. Bergman                          Funds Management Corporation
Dated:  March 25, 1997                       (Principal Operating Officer)




Supplemental Information to be Furnished with Reports Filled Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:


The annual report to Unitholders has not as yet been distributed.

When the annual report has been distributed to the Unitholders, four copies will be sent to the Commission.