Form 10-Q
period 1997-03-31
INTERVEST MORTGAGE ASSOCIATES LP
filed 1997-05-08
CIK 866793

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarter ended March 31, 1997

                                       OR

                  [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                                For the transition period from _____ to _____

                         -------------------------------


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
                                      ---  ---

                         PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements
-------  --------------------

Results for the three months ended March 31, 1997 and 1996, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full years.


                       INTERVEST MORTGAGE ASSOCIATES L. P.
                                 BALANCE SHEETS


                                     ASSETS
                                     ------
                                                               MARCH 31,    DECEMBER 31,
                                                                 1997          1996
                                                               ---------    ------------
                                                             (Unaudited)

Cash and cash equivalents                                    $ 6,220,000    $ 5,730,000
Mortgages receivable, includes due from
  affiliates $1,300,000 (Note C)                               6,117,000      6,575,000
Other receivables                                                 82,000         81,000
                                                             -----------    -----------
                  TOTAL                                      $12,419,000    $12,386,000
                                                             ===========    ===========




                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------



Distributions payable (Note F)                               $ 2,119,000    $ 2,101,000
Escrow deposits payable                                          174,000        173,000
Deferred fee income                                               20,000          8,000
                                                             -----------    -----------
                  TOTAL                                        2,313,000      2,282,000


Partners' Capital                                             10,106,000     10,104,000
                                                             -----------    -----------

                  TOTAL                                      $12,419,000    $12,386,000
                                                             ===========    ===========

                                    * * * * *
                            STATEMENTS OF OPERATIONS
                                  Three Months Ended
                                  ------------------
                                       MARCH 31,
                                  1997        1996
                                  ----        ----
                                     (Unaudited)
Revenue:
  Interest income
    - Affiliates                $ 33,000    $ 34,000
    - Others                     255,000     233,000
                                --------    --------
                                 288,000     267,000
  Other income                    20,000      35,000
                                --------    --------
                                 308,000     302,000
Expenses:
  General and administrative       2,000       1,000
                                --------    --------
                  NET INCOME    $306,000    $301,000
                                ========    ========

                 The accompanying notes to financial statements
                          are an integral part hereof.



                       INTERVEST MORTGAGE ASSOCIATES L. P.
                            STATEMENTS OF CASH FLOWS
                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              1997            1996
                                                          -----------     -----------
                                                                    (Unaudited)
Cash flows from operating activities:
  Net income                                              $   306,000     $   301,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of discount on mortgages receivable         (7,000)         (3,000)
      Gain on early repayment of discounted mortgages
      (Increase) in other receivables                          (1,000)        (34,000)
      Increase (decrease) in deferred fee income               12,000          (4,000)
                                                          -----------     -----------
  Net cash provided by operating activities                   310,000         260,000
                                                          -----------     -----------
Cash flows from investing activities:
  Collection of mortgages receivable                        1,450,000          55,000
  Mortgages receivable acquired
    Properties owned by others                               (985,000)              0
  Increase (decrease) in escrow deposits payable                1,000         (28,000)
                                                          -----------     -----------
  Net cash provided by investing activities                   466,000          27,000
                                                          -----------     -----------
Cash flows from financing activities:
  Partners' contributions to capital                            2,000           1,000
  Distributions to limited partners, net of increase
    in distributions payable of $18,000 and $115,000         (288,000)       (186,000)
                                                          -----------     -----------
  Net cash (used in) financing activities                    (286,000)       (185,000)
                                                          -----------     -----------
INCREASE IN CASH AND CASH EQUIVALENTS                         490,000         102,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD        5,730,000       6,566,000
                                                          -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $ 6,220,000     $ 6,668,000
                                                          ===========     ===========

                      The accompanying notes to financial statements
                               are an integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   (Unaudited with Respect to the Three Month
                     Periods Ended March 31, 1997 and 1996)


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

Interest rates on mortgages range from 10% to 15%. Certain mortgages have been discounted utilizing rates ranging from 11% to 16 1/2%.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

     Year Ending
     December 31,                  March 31, 1997
     ------------                  --------------

          1997 .................    $   34,000
          1998 .................     1,573,000
          1999 .................     3,106,000
          2000 .................        84,000
          2001 .................        84,000
          Thereafter until 2012      1,337,000
                                     ---------
          . ....................     6,218,000
          Less unearned discount      (101,000)
                                     ---------
          Total ................    $6,117,000
                                    ==========

The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realized value. At March 31, 1997 and at December 31, 1996 no allowance was required.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   (Unaudited with Respect to the Three Month
                     Periods Ended March 31, 1997 and 1996)


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

         (4) Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders, and

         (5) Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At March 31, 1997, and December 31, 1996, the financial statements of the general partner showed a net worth of $1,113,000 and $1,134,000, respectively, including notes receivable from stockholders of $1,000,000 at March 31, 1997 and at December 31, 1996, respectively.

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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   (Unaudited with Respect to the Three Month
                     Periods Ended March 31, 1997 and 1996)


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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------


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

Results of Operations:

For the three months ended March 31, 1997, interest income was $288,000 as compared to $267,000 for the same period a year ago. The increase of $21,000 resulted mainly from an increase in mortgages receivable.

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

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8K - None

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



                                   INTERVEST MORTGAGE ASSOCIATES L.P.
                                  (Registrant)

                           By:   INTERVEST FUNDS MANAGEMENT CORPORATION
                                 General Partner



Dated:  May 6, 1997              Lowell S. Dansker /S/
                                 ---------------------
                                 Lowell S. Dansker:
                                   President, Co-Chairman, Treasurer and
                                   Director of Intervest Funds
                                        Management Corporation
                                   (Principal Executive and Accounting Officer)



Dated:  May 6, 1997              Lawrence G. Bergman /S/
                                 -----------------------
                                 Lawrence G. Bergman,
                                   Executive Vice President,
                                   Co-Chairman, Secretary and
                                   Director of Intervest Funds
                                        Management Corporation
                                   (Principal Operating Officer)