Form 10-Q
period 1997-06-30
INTERVEST MORTGAGE ASSOCIATES LP
filed 1997-08-11
CIK 866793

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

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

Results for the three months and six months ended June 30, 1997 and 1996, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results for the full years.

                       INTERVEST MORTGAGE ASSOCIATES L. P.
                                 BALANCE SHEETS
                                     ASSETS
                                     ------

                                                    JUNE 30,     DECEMBER 31,
                                                      1997            1996
                                                      ----            ----
                                                  (Unaudited)
Cash and cash equivalents                         $ 5,202,000    $ 5,730,000
Mortgages receivable, includes
      due from affiliates $1,300,000
      and $1,300,000 (Note C)                       7,092,000      6,575,000
Other receivables                                     114,000         81,000
                                                  -----------    -----------
                  TOTAL                           $12,408,000    $12,386,000
                                                  ===========    ===========



                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Distributions payable (Note F)                    $ 2,157,000    $ 2,101,000
Escrow deposits payable                               121,000        173,000
Deferred fee income                                    23,000          8,000
                                                  -----------    -----------
                  TOTAL                             2,301,000      2,282,000
Partners' Capital                                  10,107,000     10,104,000
                                                  -----------    -----------
                  TOTAL                           $12,408,000    $12,386,000
                                                  ===========    ===========

                                    * * * * *
                            STATEMENTS OF OPERATIONS

                                 Three Months Ended       Six Months Ended
                                 ------------------       ----------------
                                      JUNE 30,               JUNE  30,
                                  1997        1996        1997       1996
                                  ----        ----        ----       ----
Revenue:                          (Unaudited)          (Unaudited)
  Interest income (Note G)
  - Affiliates                  $ 34,000    $ 98,000    $ 67,000    $131,000
  - Others                       258,000     218,000     513,000     452,000
                                 -------     -------     -------     -------
                                 292,000     316,000     580,000     583,000
  Gain on early repayment
     of discounted
     mortgages (Note C)           22,000                  22,000
  Other income                                            20,000      20,000
                                 -------     -------     -------     -------
                                 314,000     316,000     622,000     603,000
Expenses:
  General and administrative       1,000       1,000       3,000       2,000
  Other expenses                              15,000
                                 -------     -------     -------     -------
                  NET INCOME    $313,000    $300,000    $619,000    $601,000
                                ========    ========    ========    ========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L. P.
                            STATEMENTS OF CASH FLOWS
                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                 1997          1996
                                                                             -----------   -----------
                                                                                    (Unaudited)
Cash flows from operating activities:
  Net income                                                                $   619,000    $  601,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization  of discount on mortgages  receivable                        (16,000)       (6,000)
Gain on early repayment of discounted  mortgages                                (22,000)
(Increase) decrease in other receivables                                        (33,000)        1,000
Increase (decrease) in deferred fee income                                       15,000       (24,000)
                                                                            ------------   ----------
  Net cash  provided by  operating  activities                                  563,000       572,000
                                                                            ------------   ----------
Cash flows from investing activities:
  Collection of mortgages receivable                                          2,147,000     1,011,000
  Mortgages receivable acquired
    Properties owned by others                                               (2,626,000)
  (Decrease) in escrow deposits payable                                         (52,000)     (213,000)
                                                                            ------------   ----------
  Net cash (used in) provided by investing activities                          (531,000)      798,000
                                                                            ------------   ----------
Cash flows from financing activities:
  Partners' contributions to capital                                              3,000         2,000
  Distributions to limited partners, net of increase
    in distributions payable of $56,000 and $174,000                           (563,000)     (427,000)
                                                                            ------------   ----------
  Net cash (used in) financing activities                                      (560,000)     (425,000)
                                                                            ------------   ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (528,000)     945,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                           5,730,000    6,566,000
                                                                            ------------   ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                              $  5,202,000   $7,511,000
                                                                            ============   ==========


               The accompanying notes to financial statements are
                            an integral part hereof.
                                        4

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1997 and 1996)


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

Estimated fair value of financial instruments:
----------------------------------------------

The Company considers the carrying amounts presented for mortgages receivable on the balance sheets to be reasonable approximations of fair value. The Company's variable or floating interest rates on its receivables approximate those which would prevail in current market transactions. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market transaction.

(NOTE C) - Mortgages Receivable:
--------------------------------

Mortgages receivable consist of first mortgages on residential properties.

Interest rates on the balance of the mortgages range from 10% to 15%. Certain mortgages have been discounted utilizing rates ranging from 11% to 16%.

During 1997 certain mortgages were paid prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1997 and 1996)

Annual maturities of mortgages receivable during the next five years are summarized as follows:

       Year Ending December 31,                           June 30, 1997
       -----------------------                            -------------

         1997.........................................    $    270,000
         1998.........................................       2,990,000
         1999.........................................       2,431,000
         2000........................................           84,000
         2001........................................           84,000
         Thereafter until 2012.......................        1,337,000
                                                            ----------
         .............................................       7,196,000
         Less unearned discount                                104,000
                                                           -----------

         Total........................................      $7,092,000
                                                            ==========

The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realized value. At June 30, 1997 and at December 31, 1996 no allowance was required.

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

         (4) Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders, and

         (5) Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At June 30, 1997, and December 31, 1996, the financial statements of the general partner showed a net worth of $1,115,000 and $1,134,000, respectively, including notes receivable from stockholders of $1,000,000 at June 30, 1997 and at December 31, 1996, respectively.

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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1997 and 1996)


(NOTE E) - Allocation of Income, Losses and Distributions (contd):
------------------------------------------------------------------

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

ITEM     2.  Management's  Discussion  and Analysis of Financial  Condition  and
--------------------------------------------------------------------------------
         Results of Operations
         ---------------------


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

Results of Operations:

Interest income for three months ended June 30, 1997 was $24,000 less as compared to the same period a year ago. The decrease resulted mainly from a lower average interest rate.

Interest income for six months ended June 30, 1997 was $3,000 less as compared to the same period a year ago. The decrease resulted mainly from lower interest rates on certain mortgages, offset in part by an increase in mortgages receivable.

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

                           PART II - OTHER INFORMATION
                           ---------------------------



Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits - The following exhibit is filed herewith

          Exhibit 27 - Financial Data Schedule

          (b) No reports on Form 8-K were filed during this quarter.


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


                                    INTERVEST MORTGAGE ASSOCIATES L.P.

                                    (Registrant)

                              By:   INTERVEST FUNDS MANAGEMENT CORPORATION
                                    General Partner



Dated:  August     , 1997                       Lowell S.  Dansker /S/ Lowell S.
                                                Dansker: President, Co-Chairman,
                                                Treasurer    and   Director   of
                                                Intervest    Funds    Management
                                                Corporation (Principal Executive
                                                and Accounting Officer)



Dated:  August     , 1997                       Lawrence G. Bergman /S/ Lawrence
                                                G.   Bergman,   Executive   Vice
                                                President,     Co-     Chairman,
                                                Secretary    and   Director   of
                                                Intervest    Funds    Management
                                                Corporation (Principal Operating
                                                Officer)