Form 10-Q
period 1997-09-30
INTERVEST MORTGAGE ASSOCIATES LP
filed 1997-11-06
CIK 866793

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

                                       OR

          [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ________ to _________

                         -------------------------------


                         Commission File Number 33-36336


                       INTERVEST MORTGAGE ASSOCIATES L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                13-3575243
-------------------------------                   ----------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


10 Rockefeller Plaza, New York, New York                    10020-1903
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (212) 757-7300
                                                  ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.  Financial Statements
-------  --------------------

Results for the three months and nine months ended September 30, 1997 and 1996, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results for the full years.

                       INTERVEST MORTGAGE ASSOCIATES L. P.
                                 BALANCE SHEETS
                                     ASSETS
                                     ------

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                           1997          1996
                                                                      -------------   ------------
                                                                       (Unaudited)

Cash and cash equivalents                                             $ 2,371,000    $ 5,730,000
Mortgages receivable, includes due from
    affiliates $1,300,000 and $1,300,000 (Note C)                      10,201,000      6,575,000
Other receivables                                                         175,000         81,000
                                                                      -----------    -----------
          TOTAL                                                       $12,747,000    $12,386,000
                                                                      ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Distributions payable (Note F)                                        $ 2,265,000    $ 2,101,000
Escrow deposits payable                                                   277,000        173,000
Deferred fee income                                                        51,000          8,000
                                                                      -----------    -----------
              TOTAL                                                     2,593,000      2,282,000

    Partners' Capital                                                  10,154,000     10,104,000
                                                                      -----------    -----------
              TOTAL                                                   $12,747,000    $12,386,000
                                                                      ===========    ===========


                             *      *      *      *      *


                              STATEMENTS OF OPERATIONS

                                           Three Months Ended       Nine Months Ended
                                           ------------------       -----------------
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                             1997      1996          1997       1996
                                             ----      ----          ----       ----
   Revenue:                                    (Unaudited)            (Unaudited)
      Interest income (Note G)
        - Affiliates                       $ 34,000    $ 33,000    $102,000    $165,000
        - Others                            341,000     214,000     853,000     664,000
                                           --------    --------    --------    --------
                                            375,000     247,000     955,000     829,000
      Gain on early repayment of discounted
        mortgages (Note C)                                           22,000
      Other income                            2,000      55,000       6,000      76,000
                                           --------    --------    --------    --------
                                            377,000     302,000     983,000     905,000
    Expenses:
      General and administrative                                      4,000       2,000
      Other expenses                         17,000
                                           --------    --------    --------    --------
              NET INCOME                   $360,000    $302,000    $979,000    $903,000
                                           ========    ========    ========    ========

               The accompanying notes to financial statements are
                            an integral part hereof.


                   INTERVEST MORTGAGE ASSOCIATES L. P.
                     STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended september 30,
                                                         -------------------------------
                                                                1997            1996
                                                                ----            ----
                                                                 (Unaudited)
Cash flows from operating activities:
  Net income                                              $   979,000     $   903,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of discount on mortgages receivable        (36,000)        (10,000)
      Gain on early repayment of discounted mortgages         (22,000)
      (Increase) in other receivables                         (94,000)        (68,000)
      Increase (decrease) in deferred fee income               43,000         (17,000)
                                                          -----------     -----------
  Net cash provided by operating activities                   870,000         808,000
                                                          -----------     -----------

Cash flows from investing activities:
  Collection of mortgages receivable                        2,407,000       1,026,000
  Mortgages receivable acquired
    Properties owned by others                             (5,975,000)       (873,000)
  Increase (decrease) in escrow deposits payable              104,000        (250,000)
                                                          -----------     -----------
  Net cash (used in) investing activities                  (3,464,000)        (97,000)
                                                          -----------     -----------
Cash flows from financing activities:
  Partners' contributions to capital                            4,000           2,000
  Distributions to limited partners, net of increase
    in distributions payable of $164,000 and $253,000        (769,000)       (650,000)
                                                          -----------     -----------
  Net cash (used in) financing activities                    (765,000)       (648,000)
                                                          -----------     -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (3,359,000)         63,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD        5,730,000       6,566,000
                                                          -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $ 2,371,000     $ 6,629,000
                                                          ===========     ===========


                 The accompanying notes to financial statements
                          are an integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1997 and 1996)


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

Interest rates on mortgages range from 10% to 16%. Certain mortgages have been discounted utilizing rates ranging from 11% to 17%.

During 1997 certain mortgages were paid prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1997 and 1996)


(NOTE C) - Mortgages Receivable (contd):
----------------------------------------

Annual maturities of mortgages receivable during the next five years are summarized as follows:

               Year Ending December 31,
               ------------------------

                    1997 . . . . . . . . . . . .       $    32,000
                    1998 . . . . . . . . . . . .         4,909,000
                    1999 . . . . . . . . . . . .         3,904,000
                    2000 . . . . . . . . . . . .            84,000
                    2001 . . . . . . . . . . . .            84,000
                    Thereafter until 2012. . . .         1,337,000
                                                      ------------
                     . . . . . . . . . . . . . .        10,350,000
                    Less unearned discount                 149,000
                                                      ------------

                    Total. . . . . . . . . . . . .    $ 10,201,000
                                                      ============

The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realized value. At September 30, 1997 and at December 31, 1996 no allowance was required.

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

    (4) Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders, and

    (5) Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At September 30, 1997, and December 31, 1996, the financial statements of the general partner showed a net worth of $1,172,000 and $1,134,000, respectively, including notes receivable from stockholders of $1,000,000 at September 30, 1997 and at December 31, 1996, respectively.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1997 and 1996)

(NOTE E) - Allocation of Income, Losses and Distributions:
----------------------------------------------------------

The unitholders are generally entitled to a return on their investment equal to 2% above the prime rate of Chase Manhattan Bank (subject to a minimum rate of 9.5% and a maximum rate of 15% per annum).

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

(NOTE F) - Distribution Accrual Plan:
-------------------------------------

Under the partnership agreement, unitholders can elect to have the Partnership retain distributions they are entitled to receive. Such retained amounts will earn interest at Chase Manhattan Bank's prime rate, compounded monthly, with a floor of 9.5% and a ceiling of 15%.

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

The Partnership's liquidity is managed to ensure that sufficient funds are available to preserve and protect the Partnership's capital and to provide for monthly distributions to unitholders at a floating annual rate based on their adjusted capital contributions equal to two percentage points over the prime rate of Chase Manhattan Bank, with a minimum rate of 9.5% and a maximum of 15%.

Results of Operations:

Interest income for three months and for nine months ended September 30, 1997 was higher by $128,000 and $126,000, respectively, as compared to same periods a year ago. The increase resulted mainly from an increase in mortgages receivable, offset in part by lower interest rates on certain mortgages.

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

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8K

         (a) Exhibits - The following exhibit is filed herewith

             Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed during this quarter


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


                           INTERVEST MORTGAGE ASSOCIATES L.P.
                           (Registrant)

                     By:   INTERVEST FUNDS MANAGEMENT CORPORATION
                           General Partner


Dated:  November 3, 1997   /S/Lowell S. Dansker
                           -----------------------------------------------------
                              Lowell S. Dansker:  President, Co-Chairman,
                              Treasurer and Director of
                              Intervest Funds Management Corporation
                              (Principal Executive and Accounting Officer)


Dated:  November 3, 1997   /S/Lawrence G. Bergman
                           -----------------------------------------------------
                              Lawrence G. Bergman, Executive Vice President, Co-Chairman, Secretary and Director of
                              Intervest Funds Management Corporation
                              (Principal Operating Officer)