Form 10-K
period 1997-12-31
INTERVEST MORTGAGE ASSOCIATES LP
filed 1998-03-31
CIK 866793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
---
      OF 1934
For the fiscal year ended December 31, 1997
                                       OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from .......................................
                  to ........................................

                                                          Commission File Number
                                                                        33-36336

                       INTERVEST MORTGAGE ASSOCIATES L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                               13-3575243
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
                                                   -----------------------------


           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                ----------------
                                (Title of Class)


           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)


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




                                                     TABLE OF CONTENTS
                                                     -----------------




                                                          PART I


                                                                                                                      Pages
                                                                                                                      -----
Item  1           Description of Business                                                                                3
Item  2           Properties                                                                                             6
Item  3           Legal Proceedings                                                                                      6
Item  4           Submission of Matters to a Vote of Security Holders                                                    6


                                                          PART II


Item  5           Market for the Registrant's Units of Limited Partnership Interest ("Units")                            6
Item  6           Selected Financial Data                                                                                7
Item  7           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                                          7
Item  7A          Quantitative and Qualitative Disclosures about Market Risk                                             8
Item  8           Financial Statements and Supplementary Data                                                            9
Item  9           Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure                                                                                         27



                                                         PART III


Item 10           Directors and Executive Officers of the Registrant                                                    27
Item 11           Executive Compensation                                                                                27
Item 12           Security Ownership of Certain Beneficial Owners and Management                                        27
Item 13           Certain Relationships and Related Transactions                                                        28



                                                          PART IV


Item 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K                                       28

SIGNATURES                                                                                                              29




                  Supplemental Information to be Furnished with Reports Filed Pursuant to Section                       29
                     15(d) of the Act.


                                     PART I
Item  1.   Description of Business

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

The term of the partnership expires on December 31, 1999.

Present Business

Proceeds from the sale of the $10,000,000 of units were principally used to acquire mortgages, which at December 31, 1997, had a carrying value of $10,682,000. Funds of the partnership not invested in mortgages are mostly invested in cash equivalents.

For financial statement reporting purposes, all mortgages sold to the Partnership by affiliates have been recorded at the historical cost of the affiliate, adjusted for a discount to reflect an appropriate market interest rate at the date of acquisition.

Each of the Partnership's twelve mortgages is a first mortgage lien on multifamily residential apartment buildings. Seven of the residential apartment buildings are located in New York City, two are located in suburbs of New York City, one is located in the State of Connecticut, one is located in the State of New Jersey and one is located in the State of Pennsylvania.

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



Item 6.  Selected Financial Data

Income Statement Data
                                                                                Year Ended December 31,
                                                           1997          1996            1995          1994           1993
                                                       -----------   ------------   ------------  -------------- ---------
Revenue:

   Interest income..................................    $1,367,000     $1,218,000      $1,209,000     $1,190,000    $1,130,000
   Gain on early repayment of
          discounted mortgages.....................         22,000         47,000           9,000

   Other income....................................          7,000          2,000          17,000
                                                       -----------    -----------     -----------

   .................................................    $1,396,000     $1,267,000      $1,235,000     $1,190,000    $1,130,000

Expenses:

   General and administrative......................          5,000          3,000           6,000          5,000         5,000
                                                      ------------   ------------    ------------   ------------  ------------

   Net income...........................................$1,391,000     $1,264,000      $1,229,000     $1,185,000    $1,125,000
                                                        ==========     ==========      ==========     ==========    ==========


Balance Sheet Data


                                                                                           December 31,
                                                      --------------------------------------------------------------------
                                                           1997          1996           1995            1994          1993
                                                      ------------  -------------   ------------    ------------  --------
Cash and cash equivalents.............................   $2,087,000   $ 5,730,000     $ 6,566,000    $ 3,726,000   $ 1,002,000
Mortgages receivable...................................  10,682,000     6,575,000       5,542,000      7,578,000    10,195,000
Total assets...........................................  12,952,000    12,386,000      12,177,000     11,418,000    11,289,000
Partner's Capital......................................  10,249,000    10,104,000      10,045,000     10,039,000    10,190,000


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

Results of Operations:

Year ended December 31, 1997 and 1996

For the year ended December 31, 1997 interest income was $1,367,000 as compared to $1,218,000 for the same period a year ago. The increase of $149,000 resulted mainly from an increase in mortgages receivable.

Year ended December 31, 1996 and 1995

For the year ended December 31, 1996 interest income was $1,218,000 as compared to $1,209,000 for the same period a year ago. The increase of $9,000 resulted mainly from an increase in mortgages receivable in the fourth quarter 1996, and offset in part by a decrease in interest rate subsequent to July 1995.

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

At December 31, 1997, seven of the twelve Partnership loans were secured by properties located in the greater New York metropolitan area.

Competition:

The Company competes for acceptable investments with real estate investment trusts, commercial banks, insurance companies, savings and loan associations, pension funds and mortgage banking firms, many of which have greater resources with which to compete for desirable mortgage loans.

Item 7A. Quatitative and Qualitative Disclosures about Market Risk

Not Applicable


Item  8.  Financial Statements and Supplementary Data


INTERVEST MORTGAGE ASSOCIATES L.P.:                                                                                        Page
-----------------------------------                                                                                        ----

   Report of Independent Auditors .................................................................................          11

   Balance Sheets as of December 31, 1997 and 1996.................................................................          12

   Statements of Operations for the years ended December 31, 1997, 1996 and 1995...................................          13

   Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995............................          14

   Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995...................................          15

   Notes to Financial Statements...................................................................................          16

   Schedule IV -- Mortgage Loans on Real Estate -- December 31, 1997...............................................          19


Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.



INTERVEST FUNDS MANAGEMENT CORPORATION:                                                                                   Pages
---------------------------------------                                                                                   -----

   Report of Independent Auditors .................................................................................          21

   Balance Sheets as of December 31, 1997 and 1996.................................................................          22

   Statements of Operations for the years ended December 31, 1997, 1996 and 1995...................................          23

   Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995...................................          24

   Notes to Financial Statements...................................................................................          25


                                                Richard A. Eisner & Company, LLP
--------------------------------------------------------------------------------
                                                     Accountants and Consultants

RAE


AUDITORS' REPORT

To the Partners
Intervest Mortgage Associates L.P.
New York, New York


We have audited the accompanying balance sheets of Intervest Mortgage Associates L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1997. Our audits also included the financial statement schedule referred to in the Index at Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Intervest Mortgage Associates L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






New York, New York
January 23, 1998

INTERVEST MORTGAGE ASSOCIATES L.P.

Balance Sheets

                                                   December 31,
                                          ---------------------------
                                              1997            1996
                                              ----            ----

ASSETS
Cash and cash equivalents                 $ 2,087,000    $ 5,730,000
Mortgages receivable, including
due from affiliates of $1,300,000
in 1997 and 1996 (Note C)                  10,682,000      6,575,000
Interest receivable                           183,000         81,000
                                          -----------    -----------
                                          $12,952,000    $12,386,000
                                          ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL
Distributions payable (Note F)            $ 2,366,000    $ 2,101,000
Escrow deposits payable                       295,000        173,000
Deferred fee income                            42,000          8,000
                                          -----------    -----------
Total liabilities                           2,703,000      2,282,000
Partners' capital                          10,249,000     10,104,000
                                          -----------    -----------
                                          $12,952,000    $12,386,000
                                          ===========    ===========

INTERVEST MORTGAGE ASSOCIATES L.P.


Statements of Operations

                                                                      Year Ended December 31,
                                                                 --------------------------------
                                                                 1997          1996          1995
                                                                 ----          ----          ----
Revenue:
Interest income, includes $136,000, $241,000 and $294,000
from affiliates (Note G)                                   $1,367,000    $1,218,000    $1,209,000
Gain on early repayment of discounted mortgages (Note C)       22,000        47,000         9,000
Other income                                                    7,000         2,000        17,000
                                                           ----------    ----------    ----------
                                                            1,396,000     1,267,000     1,235,000
Expenses:
General and administrative                                      5,000         3,000         6,000
                                                           ----------    ----------    ----------
Net income                                                 $1,391,000    $1,264,000    $1,229,000
                                                           ==========    ==========    ==========

INTERVEST MORTGAGE ASSOCIATES L.P.


Statements of Partners' Capital

                                                                        Special         Limited
                                                         General        Limited         Partners
                                        Total            Partner        Partners     (Unitholders)
                                        -----            -------        --------     -------------

Balances - January 1, 1995          $ 10,039,000     $     37,200    $      1,800     $ 10,000,000
Partnership expenses paid by the
general partner (Note D)                   6,000            6,000
Net income                             1,229,000                                         1,229,000
Distributions (Note E)
                                      (1,229,000)                                       (1,229,000)
                                    ------------     ------------    ------------     ------------
Balances - December 31, 1995          10,045,000           43,200           1,800       10,000,000
Partnership expenses paid by the
general partner (Note D)                   3,000            3,000
Net income                             1,264,000           55,400             600        1,208,000
Distributions (Note E)
                                      (1,208,000)                                       (1,208,000)
                                    ------------     ------------    ------------     ------------
Balances - December 31, 1996          10,104,000
                                                          101,600           2,400       10,000,000
Partnership expenses paid by the
general partner (Note D)                   5,000            5,000
Net income                             1,391,000          138,600           1,400        1,251,000
Distributions (Note E)
                                      (1,251,000)                                       (1,251,000)
                                    ------------     ------------    ------------     ------------
Balances - December 31, 1997        $ 10,249,000     $    245,200    $      3,800     $ 10,000,000
                                    ============     ============    ============     ============

INTERVEST MORTGAGE ASSOCIATES L.P.


Statements of Cash Flows

                                                                                            Year Ended
                                                                                           December 31,
                                                                              --------------------------------------
                                                                              1997             1996             1995
                                                                              ----             ----             ----

Cash flows from operating activities:
Net income                                                            $  1,391,000     $  1,264,000     $  1,229,000
Adjustments to reconcile net income to net cash provided
by operating activities:
     Amortization of discount on mortgages receivable                      (61,000)         (17,000)         (18,000)
Gain on early repayment of discounted mortgages                            (22,000)         (47,000)          (9,000)
Expenses paid by general partner                                             5,000            3,000            6,000
Changes in:
     Interest receivable                                                  (102,000)         (12,000)          45,000
Deferred fee income                                                         34,000          (19,000)          26,000
                                                                        ----------       ----------        ---------

Net cash provided by operating activities                                1,245,000        1,172,000        1,279,000
                                                                        ----------       ----------        ---------

Cash flows from investing activities:
Collection of mortgages receivable                                       2,441,000        9,118,000        3,884,000
       Mortgages receivable acquired                                    (6,465,000)     (10,087,000)      (1,821,000)
       Increase (decrease) in escrow deposits payable                      122,000         (194,000)         303,000
                                                                        ----------       ----------        ---------

               Net cash (used in) provided by investing activities      (3,902,000)      (1,163,000)       2,366,000
                                                                        ----------       ----------        ---------

Cash flows from financing activities:
     Partners' distributions                                              (986,000)        (845,000)        (805,000)
                                                                        ----------       ----------        ---------

Net (decrease) increase in cash and cash equivalents                    (3,643,000)        (836,000)       2,840,000
Cash and cash equivalents at beginning of the year                       5,730,000        6,566,000        3,726,000
                                                                        ----------       ----------        ---------

Cash and cash equivalents at end of the year                           $ 2,087,000     $  5,730,000     $  6,566,000
                                                                       ===========     ============     ============

                       INTERVEST MORTGAGE ASSOCIATES L.P.
                         Notes to Financial Statements

Note A - Organization and Business

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


Note B - Significant Accounting Policies

[1]      Cash equivalents:

The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

[2]      Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

[3]      Mortgage loans:

Loans are stated at their outstanding principal balances, net of any deferred fees or costs on originated loans and unamortized discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Discounts are amortized to income over the life of the related receivables using the constant interest method. Loan origination fees net of certain direct origination costs are deferred and recognized as an adjustment of the yield of the related loans.

[4]      Allowance for losses:

An allowance for loss related to loans that are impaired is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral. Management's periodic evaluation of the need for, or adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on any impaired loans that may be susceptible to significant change.


Note C - Mortgages Receivable

Mortgages receivable consist of first mortgages on residential properties.

Interest rates on mortgages range from 10% to 15 1/2%. Certain mortgages have been discounted utilizing rates ranging from 11% to 16 3/4%.

During 1997 and 1996, mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

                       INTERVEST MORTGAGE ASSOCIATES L.P.
                         Notes to Financial Statements


Note C - Mortgages Receivable (continued)

Annual maturities of mortgages receivable during the next five years are summarized as follows:

Year EndingDecember 31,
                  1998                   $ 4,942,000
                  1999                     3,941,000
                  2000                       512,000
                  2001                        84,000
                  2002                        87,000
               Thereafter                  1,250,000
                                         -----------
                                          10,816,000
               Less unearned discount        134,000
                                         -----------
                                         $10,682,000
                                         ===========
The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At December 31, 1997 and 1996, no allowance for losses was required.


Note D - Duties and Obligations of the General Partner

As more fully described in the partnership agreement, the General Partner has agreed, among other things, to:

[1]      Manage and control the business of the Partnership;

[2] Pay all organization costs and operating expenses of the Partnership and the expenses in connection with the public offering. Operating expenses for 1997 and 1996 have been reflected in the financial statements of the Partnership;

[3] Pay to the Partnership any shortfall with respect to cash distributions due to unitholders;

[4] Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders; and

[5] Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At December 31, 1997 and 1996, the audited financial statements of the general partner showed a net worth of $1,256,000 and $1,134,000, respectively, including notes receivable from stockholders of $1,000,000.


Note E - Allocation of Income, Losses and Distributions

As more fully described in the partnership agreement, income, losses and distributions are to be allocated as follows:

[1] Net income and operating cash distributions, first to unitholders in an amount equal to their investment return (equal to 2% above prime rate of Chase Manhattan Bank, subject to a minimum rate of 9 1/2% and a maximum rate of 15% per annum) and then to the general partner (99%) and special limited partners (1%).

                       INTERVEST MORTGAGE ASSOCIATES L.P.
                         Notes to Financial Statements


Note E - Allocation of Income, Losses and Distributions (continued)

[2] Net loss, other than from a disposition, as defined, 99% to the general partner and 1% to the special limited partners.

[3] Net loss from a disposition, to unitholders to the extent of their positive capital account balances and then to the general partner and special limited partners.

[4] Disposition proceeds will generally be distributed to unitholders until each has received an amount equal to his original invested capital and then to the general partner and special limited partners.


Note F - Distribution Accrual Plan

Under the partnership agreement, unitholders can elect to have the Partnership retain distributions they are entitled to receive. Such retained amounts will earn interest at Chase Manhattan Bank's prime rate, compounded monthly, with a floor of 9 1/2% and a ceiling of 15%.


Note G - Related Parties

[1] During 1995, the Partnership received payments of mortgages in the amount of $2,000,000 due from affiliates.

[2] Under the terms of the partnership agreement, the Partnership will invest in mortgages on improved income-producing real properties owned by either unaffiliated or affiliated borrowers. If the property owner is an affiliated entity, certain conditions must be met before the investment can be made by the Partnership.


Note H - Income Taxes

The Partnership will not be required to provide for, or pay, any federal income taxes. Income tax liabilities and/or benefits that arise from its operations will be passed directly to the individual partners. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.


Note I - Unit Repurchase Rights

Beginning January 1, 1999, or at an earlier date, in the event the Partnership is to be terminated, the General Partner will have the right to purchase all Units from the unitholders.

                    INTERVEST MORTGAGE ASSOCIATES L. P.
                    SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
                    DECEMBER 31, 1997

                                 EFFECTIVE    ACTUAL         FINAL
                                 INTEREST    INTEREST      MATURITY
         DESCRIPTION               RATE        RATE          DATE     PERIODIC PAYMENT TERMS
------------------------------   ---------   ---------     ---------  -----------------------
RESIDENTIAL FIRST MORTGAGES,
RENTAL APARTMENT BUILDINGS:
BRONX, NEW YORK                    13.00       13.00 (A)  07/01/12   INTEREST ONLY MONTHLY
NEW YORK, NEW YORK                 14.30       12.50 (B)  04/21/98             (E)
NEW YORK, NEW YORK                 11.60       10.00      03/01/05             (C)
NEW ROCHELLE, NEW YORK             10.50       10.50 (B)  10/01/99             (D)
FREEPORT, NEW YORK                 13.83       12.50 (B)  11/05/98             (E)

BRONX, NEW YORK                    16.50       15.00 (B)  03/31/98             (E)
NEW YORK, NEW YORK                 16.40       14.50 (B)  09/17/98             (E)
HARTFORD, CONNECTICUT              14.50       12.50 (B)  10/10/98             (E)

NEW YORK, NEW YORK                 13.50       13.50      04/15/99             (D)
PHILADELPHIA, PENNSYLVANIA         16.65       14.50 (B)  01/17/99             (E)

NEW YORK, NEW YORK                 14.00       12.50 (B)  11/28/98             (E)

JERSEY CITY, NEW JERSEY            14.00       12.50 (B)  10/06/00             (E)



(A) INTEREST PAYMENTS ARE FIXED.  INTEREST RATE SHWON IS APPROXIMATE.
(B) INTEREST AT FLUCTUATING RATE BASED ON BANK PRIME RATE.
(C) INTEREST MONTHLY, ADDITIONAL PRINCIPAL PAYMENT DUE ON EVERY MARCH 1.
(D) INTEREST MONTHLY, PRINCIPAL AT MATURITY.
(E) PRINCIPAL AND INTEREST MONTHLY.
(F) NOT PREPAYALE.
(G) NO PREPAYMENT PENALTY.
(H) NO MORTGAGE LOAN IS DELINQUENT AS TO PRINCIPAL AND/OR INTEREST.

                    INTERVEST MORTGAGE ASSOCIATES L. P.
                    SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
                    DECEMBER 31, 1997
                                           ORIGINAL
                                             FACE       CARRYING
                                  PRIOR    AMOUNT OF    AMOUNT OF
         DESCRIPTION               LIEN    MORTGAGES    MORTGAGES            PREPAYMENT PENALTY
------------------------------   ------- ------------ ------------  -----------------------------------
RESIDENTIAL FIRST MORTGAGES,
RENTAL APARTMENT BUILDINGS:
BRONX, NEW YORK                            $800,000     $800,000                   (F)
NEW YORK, NEW YORK                        1,000,000      983,000   ONE MONTH'S INTEREST
NEW YORK, NEW YORK                          950,000      798,000   1% FEE IF PRIOR TO 3/2/2004.
NEW ROCHELLE, NEW YORK                    1,300,000    1,300,000                   (G)
FREEPORT, NEW YORK                          575,000      562,000   NOT PREPAYABLE PRIOR TO 06/05/1998;
                                                                   THEN ONE MONTH'S INTEREST.
BRONX, NEW YORK                             670,000      521,000                 1% FEE
NEW YORK, NEW YORK                          850,000      839,000   ONE MONTH'S INTEREST
HARTFORD, CONNECTICUT                       975,000      960,000   NOT PREPAYABLE PRIOR TO 07/10/1998;
                                                                   THEN ONE MONTH'S INTEREST.
NEW YORK, NEW YORK                        1,050,000    1,050,000   AFTER 3/15/1999, 1% FEE NOT NEEDED.
PHILADELPHIA, PENNSYLVANIA                1,550,000    1,504,000   NOT PREPAYABLE PRIOR TO 04/17/1998;
                                                                   THEN ONE MONTH'S INTEREST.
NEW YORK, NEW YORK                          890,000      879,000   NOT PREPAYABLE PRIOR TO 03/28/1998;
                                                                   THEN ONE MONTH'S INTEREST.
JERSEY CITY, NEW JERSEY                     500,000      486,000   NOT PREPAYABLE PRIOR TO 01/06/1999;
                               ------- ------------ ------------   THEN ONE MONTH'S INTEREST.
                                    $0  $11,110,000  $10,682,000
                               ======= ============ ============
(A) INTEREST PAYMENTS ARE FIXED.  INTEREST RATE SHWON IS APPROXIMATE.
(B) INTEREST AT FLUCTUATING RATE BASED ON BANK PRIME RATE.
(C) INTEREST MONTHLY, ADDITIONAL PRINCIPAL PAYMENT DUE ON EVERY MARCH 1.
(D) INTEREST MONTHLY, PRINCIPAL AT MATURITY.
(E) PRINCIPAL AND INTEREST MONTHLY.
(F) NOT PREPAYALE.
(G) NO PREPAYMENT PENALTY.
(H) NO MORTGAGE LOAN IS DELINQUENT AS TO PRINCIPAL AND/OR INTEREST.

The following summary reconciles mortgages receivable at their carrying values:


                                             Year Ended December 31
                                             ______________________

                                          1997            1996          1995
                                      ____________    ____________  ____________

Balance at beginning of period         $ 6,575,000    $ 5,542,000    $ 7,578,000

Additions during period:
  Mortgages acquired                     6,465,000     10,087,000      1,821,000
                                       -----------    -----------    -----------
                                        13,040,000     15,629,000      9,399,000
Deductions during period:
  Collections of principal, net
    of amortization of discounts         2,358,000      9,054,000      3,857,000
                                       -----------    -----------    -----------
         BALANCE AT CLOSE OF PERIOD    $10,682,000    $ 6,575,000    $ 5,542,000
                                       ===========    ===========    ===========

AUDITORS' REPORT

Board of Directors
Intervest Funds Management Corporation
New York, New York


We have audited the accompanying balance sheets of Intervest Funds Management Corporation as of December 31, 1997 and 1996, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Intervest Funds Management Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
January 23, 1998

                     INTERVEST FUNDS MANAGEMENT CORPORATION

Balance Sheets

                                                            December 31,
                                                   ----------------------------
                                                          1997            1996
                                                          ----            ----
ASSETS
Cash and cash equivalents                          $    11,000     $    32,000
Investment in partnership (Notes A, B and C)           245,000         102,000
                                                   -----------     -----------
                                                   $   256,000     $   134,000
                                                   ===========     ===========
Commitments and contingent liabilities (Note C)

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized
3,000 shares; issued and outstanding 20 shares     $        20     $        20
Additional paid-in capital                           1,907,980       1,907,980
Deficit                                               (652,000)       (774,000)
                                                   -----------     -----------
Total stockholders' equity                           1,256,000       1,134,000
Less notes receivable - stockholders (Note C)        1,000,000       1,000,000
                                                   -----------     -----------
                                                   $   256,000     $   134,000
                                                   ===========     ===========

                     INTERVEST FUNDS MANAGEMENT CORPORATION

Statements of Operations

                                                            Year Ended
                                                            December 31,
                                                   --------------------------------
                                                   1997          1996          1995
                                                   ----          ----          ----
Revenue:
Interest income                               $   1,000     $   1,000     $   1,000
                                              ---------     ---------     ---------
Expenses:
General
and administrative                                3,000         3,000         3,000
Payment to partnership (Note C)                                              14,000
                                              ---------     ---------     ---------
                                                  3,000         3,000        17,000
                                              ---------     ---------     ---------
Operating loss                                   (2,000)       (2,000)      (16,000)
Equity in income of partnership                 138,000        56,000
State and city (taxes) benefit (Note B[2])      (14,000)       (5,000)        1,000
                                              ---------     ---------     ---------
Net income (loss)                               122,000        49,000       (15,000)
Deficit at beginning of period                 (774,000)     (823,000)     (808,000)
                                              ---------     ---------     ---------
Deficit at end of period                      $(652,000)    $(774,000)    $(823,000)
                                              =========     =========     =========

                     INTERVEST FUNDS MANAGEMENT CORPORATION


Statements of Cash Flows

                                                                        Year Ended
                                                                       December 31,
                                                         --------------------------------------
                                                              1997          1996          1995
                                                              ----          ----          ----
Cash flows from operating activities:
Net income (loss)                                        $ 122,000     $  49,000     $ (15,000)
Adjustments to reconcile
net income (loss) to net cash used in
operating activities:
Equity in income of partnership                           (138,000)      (56,000)
Changes in:
Prepaid taxes                                                              5,000        (4,000)
                                                         ---------     ---------     ---------
Net cash used in operating activities                      (16,000)       (2,000)      (19,000)
                                                         ---------     ---------     ---------
Cash flows from investing activities:
Purchase of units of limited partnership                                               (30,000)
Sale of units of limited partnership                                      30,000
Expenses paid on behalf of partnership                      (5,000)       (3,000)       (6,000)
                                                         ---------     ---------     ---------
Net cash (used in) provided by investing activities         (5,000)       27,000       (36,000)
                                                         ---------     ---------     ---------
Cash flows from financing activities:
Capital contributions                                                                   15,000
                                                                                     ---------
Net (decrease) increase in cash and cash equivalents       (21,000)       25,000       (40,000)
Cash and cash equivalents at beginning of the period        32,000         7,000        47,000
                                                         ---------     ---------     ---------
Cash and cash equivalents at end of period               $  11,000     $  32,000     $   7,000
                                                         =========     =========     =========

                     INTERVEST FUNDS MANAGEMENT CORPORATION
                         Notes to Financial Statements

Note A - Organization

Intervest Funds Management Corporation (the "Company"), a Delaware corporation, was formed by Lowell S. Dansker and Lawrence G. Bergman, who each own 50% of the Company's issued and outstanding common shares. The Company is the general partner and its stockholders are special limited partners in a limited partnership, Intervest Mortgage Associates L.P. (the "Partnership").


Note B - Significant Accounting Policies

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

[3]  Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

[4]  Investment in partnership:

     The Company records its investment in the Partnership under the equity method whereby increases are made for the Company's share of undistributed earnings and decreases are made for the Company's share of losses from the Partnership.


Note C - The Partnership

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

                     INTERVEST FUNDS MANAGEMENT CORPORATION
                         Notes to Financial Statements

Note C - The Partnership (continued)

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

As more fully described in the partnership agreement, income, losses and distributions are to be allocated as follows:

[1] Net income and operating cash distributions, first to unitholders in an amount equal to their investment return and then to the general partner (99%) and special limited partners (1%).

[2] Net loss, other than from a disposition, as defined, 99% to the general partner and 1% to the special limited partners.

[3] Net loss from a disposition, to unitholders to the extent of their positive capital account balances and then to the general partner and special limited partners.

[4] Disposition proceeds will generally be distributed to unitholders until each has received an amount equal to his original invested capital and then to the general partner and special limited partners.

The following are condensed financial statements of the Partnership:

                                                  December 31,
                                         --------------------------
                                             1997           1996
                                             ----           ----

Total assets                             $12,952,000    $12,386,000
Total liabilities                          2,703,000      2,282,000
                                         -----------    -----------
Partners' capital                        $10,249,000    $10,104,000
                                         ===========    ===========


                                                  December 31,
                                         --------------------------
                                             1997           1996
                                             ----           ----

Revenue                                  $ 1,396,000    $ 1,267,000
Expenses                                       5,000          3,000
                                         -----------    -----------
Net income                               $ 1,391,000    $ 1,264,000
                                         ===========    ===========

Note D - Unit Repurchase Rights

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

The current directors and executive officers of the General Partner are as follows:

Lowell S. Dansker, age 47, serves as a Director, and as Co-Chairman, President and Treasurer of the General Partner. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia.

Lawrence G. Bergman, age 53, serves as a Director, and as Co-Chairman, Vice President and Secretary of the General Partner. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D degree from The Johns Hopkins University.

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

Item 11.  Executive Compensation

No compensation of any kind is paid to or accrued by the Partnership for any executive officer or director of the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning the ownership of common stock of the General Partner.

                                              Amount of
Name and Address of Beneficial Owner   Beneficial Ownership   Percent of Class
------------------------------------   --------------------   ----------------

   Lowell S. Dansker....................     10 shares           50.0%
   360 West 55th Street,
   New York, New York 10019

   Lawrence G. Bergman...................    10 shares           50.0%
   201 East 62nd Street
   New York, New York 10021


Item 13.  Certain Relationships and Related Transactions

During 1995, the partnership received payments of mortgages in the amount of $2,000,000 due from affiliates.


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

(a)   (3) Exhibits:

      4 Certificate of Limited Partnership and Certificate of Amendment to Certificate of Limited Partnership. (1)

  10.1    Form of Escrow Agreement. (1)

  10.2    Form of Independent Advisor Agreement. (1)

      25  Power of Attorney. (1)

      27  Financial Data Schedule

(b)       Reports on Form 8-K

          None

(1) Incorporated by reference to Registrant's Registration Statement as amended on Form S-11 (File No. 33-36336), declared effective on November 20, 1990.

                                   SIGNATURES


PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERVEST MORTGAGE ASSOCIATES L.P.
                                By:INTERVEST FUNDS MANAGEMENT CORPORATION
                                                          General Partner



Dated:  March 26, 1998             By:    /S/ Lawrence G. Bergman
                                              -----------------------
                                              Lawrence G. Bergman
                                              Executive Vice President



PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
                                        President, Co-Chairman,
                                        Treasurer and Director
                                        of Intervest Funds
/S/ Lowell S. Dansker                   Management Corporation
Lowell S. Dansker                       (Principal Executive Officer)
Dated:  March 26, 1998


                                        Executive Vice President,
                                        Co-Chairman, Secretary
/S/ Lawrence G. Bergman                 and Director of Intervest
Lawrence G. Bergman                     Funds Management Corporation
Dated:  March 26, 1998                  (Principal Operating Officer)




Supplemental Information to be Furnished with Reports Filled Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:


The annual report to Unitholders has not as yet been distributed.

When the annual report has been distributed to the Unitholders, four copies will be sent to the Commission.