Form 10-Q
period 1998-03-31
INTERVEST MORTGAGE ASSOCIATES LP
filed 1998-05-14
CIK 866793

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_______to______

                               __________________

                         Commission File Number 33-36336



                       INTERVEST MORTGAGE ASSOCIATES L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                              13-3575243
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             (Identification No.)


10 Rockefeller Plaza, New York, New York                         10020-1903
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code         (212) 757-7300
                                                           --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO.
                                      ---

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  Financial Statements
-------  --------------------

Results for the three months ended March 31, 1998 and 1997, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full years.

                      INTERVEST MORTGAGE ASSOCIATES L. P.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                      MARCH 31,     DECEMBER 31,
                                                        1998            1997
                                                    ------------    ------------
                                                     (Unaudited)

Cash and cash equivalents                            $ 2,852,000     $ 2,087,000
Mortgages receivable, includes due from
  affiliates $1,300,000 (Note C)                      10,100,000      10,682,000
Other receivables                                        175,000         183,000
                                                     -----------     -----------
                    TOTAL                            $13,127,000     $12,952,000
                                                     ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Distributions payable (Note F)                     $ 2,468,000       $ 2,366,000
Escrow deposits payable                                292,000           295,000
Deferred fee income                                     28,000            42,000
                                                   -----------       -----------
                    TOTAL                            2,788,000         2,703,000

Partners' Capital                                   10,339,000         1,249,000
                                                   -----------       -----------
                    TOTAL                          $13,127,000       $12,952,000
                                                   ===========       ===========


                            STATEMENTS OF OPERATIONS
                                                           Three Months Ended
                                                      --------------------------
                                                               MARCH 31,
                                                           1998         1997
                                                      ------------  ------------
                                                              (Unaudited)
Revenue:
  Interest income
    - Affiliates                                         $ 34,000      $  33,000
    - Others                                              374,000        255,000
                                                         --------      ---------
                                                         408,000         288,000
  Other income                                             1,000          20,000
                                                         --------      ---------
                                                         409,000         308,000
Expenses:
  General and administrative                               2,000           2,000
                                                         --------      ---------
                  NET INCOME                             $407,000      $ 306,000
                                                         ========      =========

                       The accompanying notes to financial
                     statements are an integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L. P.
                            STATEMENTS OF CASH FLOWS


                                                            Three Months Ended March 31,
                                                           -----------------------------
                                                               1998             1997
                                                           ------------     ------------
                                                                    (Unaudited)
Cash flows from operating activities:
  Net income                                                 $407,000         $306,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of discount on mortgages receivable        (25,000)          (7,000)
      Gain on early repayment of discounted mortgages          (1,000)
      (Increase) decrease in other receivables                  8,000           (1,000)
      Decrease (increase) in deferred fee income              (14,000)          12,000
                                                           ------------    ------------
  Net cash provided by operating activities                   375,000          310,000
                                                           ------------    ------------

Cash flows from investing activities:
  Collection of mortgages receivable                          608,000        1,450,000
  Mortgages receivable acquired
    Properties owned by others                                                (985,000)
  Decrease (increase) in escrow deposits payable               (3,000)           1,000
                                                           ------------    ------------
  Net cash (used in) by investing activities                  605,000          466,000
                                                           ------------    ------------

Cash flows from financing activities:
  Partners' contributions to capital                            2,000            2,000
  Distributions to limited partners, net of increase
    in distributions payable of $102,000 and $18,000         (217,000)        (288,000)
                                                           ------------    ------------
  Net cash (used in) financing activities                    (215,000)        (286,000)
                                                           ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              765,000          490,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD        2,087,000        5,730,000
                                                          ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD             $2,852,000       $6,220,000
                                                          ============     ============


              The accompanying notes to financial statements are an
                              integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1998 and 1997)


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

(1) Cash Equivalents:
    -----------------

The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

(2) Estimates:
    ----------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

(3) Mortgage loans:
    ---------------

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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1998 and 1997)


(NOTE B) - Significant Accounting Policies: (contd.)
----------------------------------------------------

(4) Allowance for losses:
    ---------------------

An allowance for loss related to loans that are impaired is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral. Management's periodic evaluation of the need for, or adequacy of, the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that my affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on any impaired loans that may be susceptible to significant change.

 (NOTE C) - Mortgages Receivable:
 --------------------------------

Mortgages receivable consist of first mortgages on residential properties. Interest rates on mortgages range from 10% to 15%. Certain mortgages have been discounted utilizing rates ranging from 11% to 163/4%.

During the first quarter of 1998, mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

            Year Ending December 31,          March 31, 1998
            ------------------------          --------------

                   1998.....................  $  4,334,000
                   1999.....................     3,941,000
                   2000.....................       512,000
                   2001.....................        84,000
                   2002.....................        88,000
                   Thereafter until 2012....     1,250,000
                                                 ---------
                   .........................    10,209,000
                   Less unearned discount         (109,000)
                                                 ---------

                   Total                      $ 10,100,000
                                              ============

The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realized value. At March 31, 1998 and at December 31, 1997 no allowance was required.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1998 and 1997)


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

  (3)     Pay  to  the   Partnership   any   shortfall   with  respect  to  cash
          distributions due to unitholders

  (4) Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders, and

  (5) Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At March 31, 1998, and December 31, 1997, the financial statements of the general partner showed a net worth of $1,333,000 and $1,256,000, respectively, including notes receivable from stockholders of $1,000,000 at March 31, 1998 and at December 31, 1997, respectively.

(NOTE E) - Allocation of Income, Losses and Distributions:
----------------------------------------------------------

As more fully described in the partnership agreement, income, losses and distributions are to be allocated as follows:

  (1) Net income and operating cash distributions, first to unitholders in an amount equal to their investment return (equal to 2% above prime rate of Chase Manhattan Bank, subject to a minimum rate of 91/2% and a maximum rate of 15% per annum) and then to the general partner (99%) and special limited partners (1%).

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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1998 and 1997)


(NOTE F) - Distribution Accrual Plan:
-------------------------------------

Under the partnership agreement, unitholders can elect to have the Partnership retain distributions they are entitled to receive. Such retained amounts will earn interest at Chase Manhattan Bank's prime rate, compounded monthly, with a floor of 91/2% and a ceiling of 15%.

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

The Partnership's liquidity is managed to ensure that sufficient funds are available to preserve and protect the Partnership's capital and to provide for monthly distributions to unitholders at a floating annual rate based on their adjusted capital contributions equal to two percentage points over the prime rate of Chase Manhattan Bank, New York with a minimum rate of 91/2% and a maximum of 15%.

Results of Operations:

For the three months ended March 31, 1998, interest income was $408,000 as compared to $288,000 for the same period a year ago. The increase of $120,000 resulted mainly from an increase in the average mortgages receivable balance for the three months ended March 31, 1998 to $10,310,000 compared to $6,423,000 during the 1997 period.

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



                                    INTERVEST MORTGAGE ASSOCIATES L.P.
                                    (Registrant)

                              By:   INTERVEST FUNDS MANAGEMENT CORPORATION
                                    General Partner



Dated:  May 6, 1998                 Lowell S. Dansker /S/
                                    --------------------------------------------
                                    Lowell S. Dansker:  President,  Co-Chairman,
                                    Treasurer  and Director of  Intervest  Funds
                                    Management  Corporation (Principal Executive
                                    and Accounting Officer)



Dated:  May 6, 1998                 Lawrence G. Bergman /S/
                                    --------------------------------------------
                                    Lawrence   G.   Bergman,    Executive   Vice
                                    President,   Co-Chairman,    Secretary   and
                                    Director  of  Intervest   Funds   Management
                                    Corporation  (Principal  Operating  Officer)