Form 10-Q/A
period 1998-03-31
INTERVEST MORTGAGE ASSOCIATES LP
filed 1998-05-22
CIK 866793

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

                                     ASSETS
                                     ------
                                                      MARCH 31,     DECEMBER 31,
                                                        1998            1997
                                                    ------------    ------------
                                                     (Unaudited)

Cash and cash equivalents                            $ 2,852,000     $ 2,087,000
Mortgages receivable, includes due from
  affiliates $1,300,000 (Note C)                      10,100,000      10,682,000
Other receivables                                        175,000         183,000
                                                     -----------     -----------
                    TOTAL                            $13,127,000     $12,952,000
                                                     ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Distributions payable (Note F)                       $ 2,468,000     $ 2,366,000
Escrow deposits payable                                  292,000         295,000
Deferred fee income                                       28,000          42,000
                                                     -----------     -----------
                    TOTAL                              2,788,000       2,703,000

Partners' Capital                                     10,339,000      10,249,000
                                                     -----------     -----------
                    TOTAL                            $13,127,000     $12,952,000
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

                       INTERVEST MORTGAGE ASSOCIATES L. P.
                            STATEMENTS OF CASH FLOWS


                                                            Three Months Ended March 31,
                                                           -----------------------------
                                                               1998             1997
                                                           ------------     ------------
                                                                    (Unaudited)
Cash flows from operating activities:
  Net income                                                 $407,000         $306,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of discount on mortgages receivable        (25,000)          (7,000)
      Gain on early repayment of discounted mortgages          (1,000)
       Decrease (increase) in other receivables                 8,000           (1,000)
      (Decrease) increase in deferred fee income              (14,000)          12,000
                                                           ------------    ------------
  Net cash provided by operating activities                   375,000          310,000
                                                           ------------    ------------

Cash flows from investing activities:
  Collection of mortgages receivable                          608,000        1,450,000
  Mortgages receivable acquired
    Properties owned by others                                                (985,000)
  (Decrease) increase in escrow deposits payable               (3,000)           1,000
                                                           ------------    ------------
  Net cash provided by investing activities                   605,000          466,000
                                                           ------------    ------------

Cash flows from financing activities:
  Partners' contributions to capital                            2,000            2,000
  Distributions to limited partners, net of increase
    in distributions payable of $102,000 and $18,000         (217,000)        (288,000)
                                                           ------------    ------------
  Net cash (used in) financing activities                    (215,000)        (286,000)
                                                           ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                         765,000          490,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD        2,087,000        5,730,000
                                                          ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD             $2,852,000       $6,220,000
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

The Partnership's liquidity is managed to ensure that sufficient funds are available to preserve and protect the Partnership's capital and to provide for monthly distributions to unitholders at a floating annual rate based on their adjusted capital contributions equal to two percentage points over the prime rate of Chase Manhattan Bank, New York with a minimum rate of 9 1/2% and a maximum rate of 15%.

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