Form 10-Q
period 1998-06-30
INTERVEST MORTGAGE ASSOCIATES LP
filed 1998-08-14
CIK 866793

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                        Commission File Number 33-36336


                       INTERVEST MORTGAGE ASSOCIATES L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                13-3575243
-------------------------------                 ----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


10 Rockefeller Plaza, New York, New York            10020-1903
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code      (212) 757-7300


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

Results for the three months and six months ended June 30, 1998 and 1997, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results for the full years.

                       INTERVEST MORTGAGE ASSOCIATES L. P.
                                 BALANCE SHEETS
                                     ASSETS
                       -----------------------------------

                                                                           JUNE 30,    DECEMBER 31,
                                                                             1998        1997
                                                                           --------    ------------
                                                                         (Unaudited)

Cash and cash equivalents                                                $ 4,672,000   $ 2,087,000
Mortgages receivable, includes due from
    affiliates $1,300,000 in 1998 and 1997 (Note C)                        8,227,000    10,682,000
Other receivables                                                            132,000       183,000
                                                                         -----------   -----------
                TOTAL                                                    $13,031,000   $12,952,000
                                                                         ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Distributions payable (Note F)                                           $ 2,559,000   $ 2,366,000
Escrow deposits payable                                                      278,000       295,000
Deferred fee income                                                           22,000        42,000
                                                                         -----------   -----------
                TOTAL                                                      2,859,000     2,703,000

Partners' Capital                                                         10,172,000    10,249,000
                                                                         -----------   -----------
                TOTAL                                                    $13,031,000   $12,952,000
                                                                         ===========   ===========

                                   * * * * *
                            STATEMENTS OF OPERATIONS

                                          Three Months Ended      Six Months Ended
                                          ------------------      ----------------
                                                JUNE 30,               JUNE 30,
                                            1998        1997      1998         1997
                                            ----        ----      ----         ----
Revenue:                                      (Unaudited)           (Unaudited)
  Interest income (Note G)
    - Affiliates                          $ 33,000   $ 34,000   $ 67,000   $    67,000
    - Others                               332,000    258,000    706,000       513,000
                                          --------   --------   --------   -----------
                                           365,000    292,000    773,000       580,000
  Gain on early repayment of discounted
    mortgages (Note C)                       6,000     22,000      7,000        22,000
  Other income                               2,000                 2,000        20,000
                                          --------   --------   --------   -----------
                                           373,000    314,000    782,000       622,000
Expenses:
  General and administrative                 1,000      1,000      3,000         3,000
                                          --------   --------   --------   -----------
                NET INCOME                $372,000   $313,000   $779,000   $   619,000
                                          ========   ========   ========   ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L. P.
                            STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                    1998            1997
                                                                                    ----            ----
                                                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                                                    $   779,000    $   619,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of discount on mortgages receivable                              (44,000)       (16,000)
      Gain on early repayment of discounted mortgages                                (7,000)       (22,000)
      Expenses paid by general partner                                                3,000          3,000
      Changes in operating assets and liabilities:
        Other receivables                                                            51,000        (33,000)
        Deferred fee income                                                         (20,000)        15,000
                                                                                -----------    -----------
  Net cash provided by operating activities                                         762,000        566,000
                                                                                -----------    -----------

Cash flows from investing activities:
  Collection of mortgages receivable                                              2,506,000      2,147,000
  Mortgages receivable acquired
    Properties owned by others                                                                  (2,626,000)
  (Decrease) in escrow deposits payable                                             (17,000)       (52,000)
                                                                                -----------    -----------
  Net cash provided by (used in) investing activities                             2,489,000       (531,000)
                                                                                -----------    -----------

Cash flows from financing activities:
  Distributions to partners, net of increase in
    distributions payable of $193,000 and $56,000                                  (666,000)      (563,000)
                                                                                -----------    -----------
  Net cash (used in) financing activities                                          (666,000)      (563,000)
                                                                                -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2,585,000       (528,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                              2,087,000      5,730,000
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $ 4,672,000    $ 5,202,000
                                                                                ===========    ===========


              The accompanying notes to financial statements are an
                              integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                         NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1998 and 1997)

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

(3)  Mortgage Loans:

Loans are stated at their outstanding principal balances, net of any deferred fees or costs on originated loans and unamortized discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Discounts are amotized to income over the life of the related receivables using the constant interest method. Loan origination fees net of certain direct originaion costs are deferred and recognized as an adjustment of the yield of the related loans.

(4)  Allowance for losses:

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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                         NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1998 and 1997)

(NOTE C) - Mortgages Receivable:
--------------------------------

Mortgages receivable consist of first mortgages on residential properties.

Interest rates on the balance of the mortgages range from 10% to 15%. Certain mortgages have been discounted utilizing rates ranging from 11% to 17%.

During the first half of 1998 and 1997, certain mortgages were paid prior to their maturity date. This resulted in the recognition of a gain, which
represents  the  balance  of  the  unamortized   discount  applicable  to  these
mortgages.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

                Year Ending December 31,               June 30, 1998
                ------------------------               -------------
                         1998                            2,435,000
                         1999                            3,941,000
                         2000                              512,000
                         2001                               84,000
                         2002                               88,000
                         Thereafter until 2012           1,250,000
                                                         ---------
                                                         8,310,000
                         Less unearned discount             83,000
                                                            ------
                         Total                          $8,227,000
                                                        ==========

The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realized value. At June 30, 1998 and at December 31, 1997 no allowance was required.

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

(4) Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders, and

                       INTERVEST MORTGAGE ASSOCIATES L.P.
                         NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1998 and 1997)


(NOTE D) - contd.
-----------------

(5) Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At June 30, 1998, and December 31, 1997, the financial statements of the general partner showed a net worth of $1,184,000 and $1,256,000, respectively, including notes receivable from stockholders of $1,000,000 at June 30, 1998 and at December 31, 1997, respectively.

(NOTE E) - Allocation of Income, Losses and Distributions:
----------------------------------------------------------

As more fully described in the partnership agreement, income, losses and distributions are to be allocated as follows:

(1) Net income and operating cash distributions, first to unitholders in an amount equal to their investment return (equal to 2% above prime rate of Chase Manhattan Bank, subject to a minimum rate of 9 - 1/2% and a maximum rate of 15% per annum) and then to the general partner (99%) and special limited partners (1%).

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

(NOTE F) - Distribution Accrual Plan:
-------------------------------------

Under the partnership agreement, unitholders can elect to have the Partnership retain distributions they are entitled to receive. Such retained amounts will earn interest at Chase Manhattan Bank's prime rate, compounded monthly, with a floor of 9 - 1/2% and a ceiling of 15%.

(NOTE G) - Related Parties:
---------------------------

Under the terms of the partnership agreement, the Partnership will invest in mortgages on improved income-producing real properties owned by either unaffiliated or affiliated borrowers. If the property owner is an affiliated entity certain conditions must be met before the investment can be made by the Partnership.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                         NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1998 and 1997)




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

The Partnership's liquidity is managed to ensure that sufficient funds are available to preserve and protect the Partnership's capital and to provide for monthly distributions to unitholders at a floating annual rate based on their adjusted capital contributions equal to two percentage points over the prime rate of Chase Manhattan Bank, New York with a minimum rate of 9 - 1/2% and a maximum of 15%.

Results of Operations:

For the three months ended June 30, 1998, interest income was $365,000 as compared to $292,000 for the same period a year ago. The increase of $73,000 resulted mainly from an increase in mortgages receivable from $7,092,000 at June 30, 1997 to $8,227,000 at June 30, 1998

For the six months ended June 30, 1998, interest was $773,000 as compared to $580,000 for the same period a year ago. The increase of $193,000 resulted mainly from an increase in mortgages receivable.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

None.

                           PART II - OTHER INFORMATION
                           ------- - -----------------


Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

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



                        INTERVEST MORTGAGE ASSOCIATES L.P.
                        (Registrant)

              By:       INTERVEST FUNDS MANAGEMENT CORPORATION
                        General Partner


Dated:  August 13, 1998
                        /s/Lowell S. Dansker
                        Lowell S. Dansker:  President, Co-Chairman,
                        Treasurer and Director of Intervest Funds Management Corporation (Principal Executive and Accounting Officer)


Dated:  August 13, 1998
                        /s/Lawrence G. Bergman
                        Lawrence G. Bergman, Executive Vice President, Co-Chairman, Secretary and Director of Intervest Funds Management Corporation
                        (Principal Operating Officer)