Form 10-Q
period 1998-09-30
INTERVEST MORTGAGE ASSOCIATES LP
filed 1998-11-13
CIK 866793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998
                                       OR

  [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        -------------------------------

                        Commission File Number 33-36336

                       INTERVEST MORTGAGE ASSOCIATES L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                    13-3575243
             --------                                    ----------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

10 Rockefeller Plaza, New York, New York             10020-1903
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code         (212) 757-7300
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

Results for the three months and nine months ended September 30, 1998 and 1997, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results for the full years.

                      INTERVEST MORTGAGE ASSOCIATES L. P.

                                 BALANCE SHEETS

                                                     September 30,  December 31,
    ASSETS                                                1998            1997
    ------                                                ----            ----
                                                     (Unaudited)
Cash and cash equivalents                            $ 3,202,000     $ 2,087,000
Mortgages receivable, including due from
affiliates $1,300,000 (Note D)                        10,765,000      10,682,000
Other receivables                                        179,000         183,000
                                                     -----------     -----------
   TOTAL                                             $14,146,000     $12,952,000
                                                     ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Distributions payable (Note G)                       $ 2,686,000     $ 2,366,000
Escrow deposits payable                                  251,000         295,000
Deferred fee income                                       32,000          42,000
                                                     -----------     -----------
                                                       2,969,000       2,703,000
Partners' capital (Note C)                            11,177,000      10,249,000
                                                     -----------     -----------
TOTAL                                                $14,146,000     $12,952,000
                                                     ===========     ===========

                            STATEMENTS OF OPERATIONS

                                             Three Months Ended      Nine Months Ended
                                                September 30,          September 30,
                                             1998          1997      1998          1997
                                             ----          ----      ----          ----
                                                (Unaudited)              (Unaudited)
Revenue:
  Interest income (Note H)
    Affiliates                          $   32,500   $   34,000   $  100,000   $  102,000
    Others                                 332,500      341,000    1,038,000      853,000
                                           -------      -------    ---------      -------
                                           365,000      375,000    1,138,000      955,000

  Gain on early repayment of discounted
     mortgages (Note D)                                                7,000       22,000
  Other income                               3,000        2,000        6,000        6,000
                                           -------      -------    ---------      -------
                                           368,000      377,000    1,151,000      983,000
Expenses:
  General and administrative                                           4,000        4,000
  Other expenses                                         17,000
                                           -------      -------    ---------      -------
                                        $  368,000   $  360,000   $1,147,000   $  979,000
                                        ==========   ==========   ==========   ==========

                 The accompanying notes to financial statements
                          are an integral part hereof.


                       INTERVEST MORTGAGE ASSOCIATES L.P.
                            STATEMENTS OF CASH FLOWS
                                                                      Nine Months Ended
                                                                         September 30,
                                                                      1998           1997
                                                                      ----           ----
Cash flows from operating activities:
   Net income                                                    $ 1,147,000    $   979,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Amortization of discount on mortgages receivable            (65,000)       (36,000)
         Gain on early repayment of discounted mortgages              (7,000)       (22,000)
         Changes in operating assets and liabilities:
          Other receivables                                            3,000        (94,000)
          Deferred fee income                                         (9,000)        43,000
                                                                 -----------    -----------

Net cash provided by operating activities                          1,069,000        870,000
                                                                 -----------    -----------

Cash flows from investing activities:
     Collection of mortgages receivable                            2,556,000      2,407,000
     Mortgages receivable acquired                                (2,566,000)    (5,975,000)
     (Decrease) increase in escrow deposits payable                  (44,000)       104,000
                                                                 -----------    -----------

Net cash (used in) investing activities                              (54,000)    (3,464,000)
                                                                 -----------    -----------
Cash flows from financing activities:
     Proceeds from offering of partnership interests               1,000,000
     Partners' contributions to capital                                4,000          4,000
     Partners' distributions, net of increase in distributions
       payable of $319,000 and $164,000                             (904,000)      (769,000)
                                                                 -----------    -----------

Net cash provided by (used in) financing activities
                                                                     100,000       (765,000)
                                                                 -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,115,000     (3,359,000)

Cash and cash equivalents at beginning of the period               2,087,000      5,730,000
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $ 3,202,000    $ 2,371,000
                                                                 ===========    ===========

                  The accompany notes to financial statements
                          are an integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L.P.
                         NOTES TO FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1998 and 1997)

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

(NOTE  B) - Significant  Accounting  Policies:
----------------------------------------------

(1)  Cash  Equivalents:
     ------------------

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

(4)  Allowance  for  losses:
     -----------------------

An allowance for loss related to loans that are impaired is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral. Management's periodic evaluation of the need for, or adequacy of, the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underling collateral and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on any impaired loans that may be susceptible to significant change.

                       INTERVEST MORTGAGE ASSOCIATES L.P.
                         NOTES TO FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
             Nine Month Periods Ended September 30, 1998 and 1997)

(NOTE C) Offering of  Partnership  Interest:
--------------------------------------------

On September 24, 1998, the partnership completed the private placement of an additional 100 units of limited partnership interest at $10,000 per unit for aggregate proceeds totaling $1,000,000. The unitholders are generally entitled to a return on their investment equal to 2% above the prime rate of Chase Manhattan Bank (subject to a minimum rate of 9% and a maximum rate of 15% per annum).

(NOTE  D) - Mortgages Receivable:
---------------------------------

Mortgages receivable consist of first mortgages on residential properties.

Interest rates on mortgages range from 9% to 15%. Certain mortgages have been discounted utilizing rates ranging from 11% to 17%.

During 1998 and 1997 certain mortgages were paid prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

               Year  Ending  December 31,                   September 30, 1998
               --------------------------                   ------------------
                         1998                                    $ 2,402,000
                         1999                                      5,335,000
                         2000                                      1,702,000
                         2001                                         84,000
                         2002                                         88,000
                         Thereafter  until 2012                    1,250,000
                                                                ------------
                                                                  10,861,000
                         Less  unearned discount                      96,000
                                                                ------------
                         Total                                  $ 10,765,000
                                                                ============

                       INTERVEST MORTGAGE ASSOCIATES L.P.
                         NOTES TO FINANCIAL STATEMENTS
                 (Unaudited with Respect to the Three Month and
             Nine Month Periods Ended September 30, 1998 and 1997)

(NOTE  D) - Mortgages  Receivable  (contd):
-------------------------------------------

The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realized value. At September 30, 1998 and at December 31, 1997 no allowance was required.

(NOTE E) - Duties and  Obligations of the General  Partner:
-----------------------------------------------------------

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

    (4) Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders, and

    (5) Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At September 30, 1998, and December 31, 1997, the financial statements of the general partner showed a net worth of $1,189,000 and $1,256,000, respectively, including notes receivable from stockholders of $1,000,000 at September 30, 1998 and at December 31, 1997, respectively.

(NOTE F) - Allocation of Income, Losses and Distributions:
----------------------------------------------------------

As more fully described in the partnership agreement, income, losses and distributions are to be allocated as follows:

    (1) Net income and operating cash distributions, first to unitholders in an amount equal to their investment return (equal to 2% above the prime rate of Chase Manhattan Bank subject to a minimum rate of 9% and a maximum rate of 15% per annum) and then to the general partner (99%) and special limited partners (1%).

    (2) Net loss, other than from a disposition, as defined, 99% to the general partner and 1% to the special limited partners.

                       INTERVEST MORTGAGE ASSOCIATES L.P.
                          NOTES TO FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1998 and 1997)

(NOTE F) - Allocation of Income,  Losses and Distributions  (contd):
--------------------------------------------------------------------

    (3) Net loss from a disposition, to unitholders to the extent of their positive capital account balances and then to the general partner and special limited partners.

    (4) Disposition proceeds will generally be distributed to unitholders until each has received an amount equal to his original invested capital and then to the general partner and special limited partners.

(NOTE G) - Distribution Accrual Plan:
-------------------------------------

Under the partnership agreement, unitholders can elect to have the Partnership retain distributions they are entitled to receive. Such retained amounts will earn interest at Chase Manhattan Bank's prime rate, compounded monthly, with a floor of 9% and a ceiling of 15%.

(NOTE  H)  -  Related Parties:
------------------------------

Under the terms of the partnership agreement, the Partnership will invest in mortgages on improved income-producing real properties owned by either unaffiliated or affiliated borrowers. If the property owner is an affiliated entity certain conditions must be met before the investment can be made by the Partnership.

(NOTE  I) - Income  Taxes:
--------------------------

The Partnership will not be required to provide for, or pay, any federal income taxes. Income tax liabilities and/or benefits that arise from its operations will be passed directly to the individual partners. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

(NOTE J) - Unit Repurchase Rights:
----------------------------------

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

The Partnership's liquidity is managed to ensure that sufficient funds are available to preserve and protect the Partnership's capital and to provide for monthly distributions to unitholders at a floating annual rate based on their adjusted capital contributions equal to two percentage points over the prime rate of Chase Manhattan Bank, with a minimum rate of 9% and a maximum of 15%.

Results of Operations:

For the three months ended September 30, 1998, interest income was $365,000 as compared to $375,000 for the same period a year ago. The decrease of $10,000 resulted mainly from lower average value of mortgages receivable during the quarter ended September 30, 1998.

For the nine months ended September 30, 1998, interest income was $1,138,000 as compared to $955,000 for the same period a year ago. The increase of $183,000 resulted mainly from an increase in mortgages receivable.

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

None

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds

         On September 24, 1998, the Partnership issued 100 Units of limited partnership interests for aggregate consideration of $1.0 million. Intervest Securities Corporation, an affiliate of the Partnership acted as principal placement agent and the Partnership paid aggregate commissions of $20,000. The Partnership also paid Intervest Securities Corporation an additional $10,000 as a nonaccountable expense allowance. The Units were offered to a total of 30 investors, including 25 accredited investors and were offered and sold in reliance upon an exemption from registration under the Securities Act of 1933, pursuant to Regulation D promulgated thereunder.

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

                                        INTERVEST  MORTGAGE  ASSOCIATES  L.P.
                                        (Registrant)

                                    By: INTERVEST FUNDS  MANAGEMENT  CORPORATION
                                        General  Partner

Dated: November  10,  1998              LowellS. Dansker /S/
                                        --------------------
                                        Lowell  S.  Dansker:  President,
                                        Co-Chairman, Treasurer  and
                                        Director of Intervest  Funds  Management
                                        Corporation  (Principal Executive and
                                        Accounting  Officer)

Dated:  November 10, 1998               Lawrence G. Bergman /S/
                                        -----------------------
                                        Lawrence G. Bergman,
                                        Executive Vice President,  Co-Chairman,
                                        Secretary and Director of
                                        Intervest Funds  Management
                                        Corporation
                                        (Principal Operating  Officer)