Form 10-K
period 1998-12-31
INTERVEST MORTGAGE ASSOCIATES LP
filed 1999-03-31
CIK 866793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
For the fiscal year ended December 31, 1998
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ......................  to  ....................

                                                       Commission File Number
                                                            33-36336
                                                       ----------------------

                       INTERVEST MORTGAGE ASSOCIATES L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                         13-3575243
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


 10 Rockefeller Plaza, New York, New York                       10020-1903
--------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code            (212) 218-2800

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

                                TABLE OF CONTENTS
                                -----------------




                                     PART I


                                                                         Pages
                                                                         -----
Item  1   Description of Business                                          3
Item  2   Properties                                                       6
Item  3   Legal Proceedings                                                6
Item  4   Submission of Matters to a Vote of Security Holders              6


                                     PART II


Item  5   Market for the Registrant's Units of Limited Partnership
          Interest ("Units")                                               6
Item  6   Selected Financial Data                                          7
Item  7   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            7
Item  7A  Quantitative and Qualitative Disclosures about Market Risk       9
Item  8   Financial Statements and Supplementary Data                     10

Item  9   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                        30


                                    PART III


Item 10   Directors and Executive Officers of the Registrant              30
Item 11   Executive Compensation                                          30
Item 12   Security Ownership of Certain Beneficial Owners and Management  31
Item 13   Certain Relationships and Related Transactions                  31



                                     PART IV


Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K 31

SIGNATURES                                                                32


          Supplemental  Information to be Furnished with Reports Filed
          Pursuant to Section 15(d) of the Act.                           32

                                PART I
Item  1.  Description of Business

Organization

The registrant, Intervest Mortgage Associates L.P. (the "Partnership") is a Delaware limited partnership organized in June 1990. The Partnership's principal executive offices are located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020-1903, and its telephone number is 212-218-2800.

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

During 1991, a public offering of $10,000,000 of units of limited partnership interest was completed. In 1998, an additional private offering of $1,000,000 of partnership interest was completed. The Partnership's objectives are to invest in mortgages, which will preserve and protect the Partnership's capital and provide for monthly distribution to unitholders at a floating annual interest rate on their adjusted contributions equal to two percentage points over the prime rate of Chase Manhattan Bank of New York, with a minimum rate of 9 1/2% and a maximum rate of 15%.

The Partnership invests in mortgages secured by income-producing properties, primarily residential apartment buildings. Mortgages generally will have maturities ranging from one to seven years. Mortgage investments may include first mortgages, junior mortgages and wraparound mortgages.

The term of the partnership expires on December 31, 1999.

Present Business

Proceeds from the sale of the $11,000,000 of units were principally used to acquire mortgages, which at December 31, 1998, had a carrying value of $10,734,000. Funds of the partnership not invested in mortgages are mostly invested in cash equivalents.

For financial statement reporting purposes, all mortgages sold to the Partnership by affiliates have been recorded at the historical cost of the affiliate, adjusted for a discount to reflect an appropriate market interest rate at the date of acquisition.

Each of the Partnership's eleven mortgages is a first mortgage lien on multifamily residential apartment buildings. Five of the residential apartment buildings are located in New York City, three are located in suburbs of New York City, one is located in the State of Connecticut, one is located in the State of New Jersey and one is located in the State of Pennsylvania.

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



Item 6.  Selected Financial Data

Income Statement Data
                                                                   Year Ended December 31,
                                                 ---------------------------------------------------------
                                                 1998          1997         1996         1995         1994
                                                 ----          ----         ----         ----         ----
Revenue:
Interest income ...........................   $1,525,000   $1,367,000   $1,218,000   $1,209,000   $1,190,000
Gain on early repayment of
       discounted mortgages ...............        7,000       22,000       47,000        9,000

Other income ..............................        7,000        7,000        2,000       17,000
                                              ----------   ----------   ----------   ----------   ----------
   ........................................   $1,539,000   $1,396,000   $1,267,000   $1,235,000   $1,190,000
Expenses:

General and administrative ................        4,000        5,000        3,000        6,000        5,000
                                              ----------   ----------   ----------   ----------   ----------

Net income ................................   $1,535,000   $1,391,000   $1,264,000   $1,229,000   $1,185,000
                                              ==========   ==========   ==========   ==========   ==========


Balance Sheet Data


                                                               December 31,
                                        ------------------------------------------------------------
                                        1998          1997          1996          1995          1994
                                        ----          ----          ----          ----          ----
Cash and cash equivalents ....   $ 3,445,000   $ 2,087,000   $ 5,730,000   $ 6,566,000   $ 3,726,000
Mortgages receivable .........    10,734,000    10,682,000     6,575,000     5,542,000     7,578,000
Total assets .................    14,355,000    12,952,000    12,386,000    12,177,000    11,418,000
Partner's Capital ............    11,187,000    10,249,000    10,104,000    10,045,000    10,039,000


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

Results of Operations:

Year ended December 31, 1998 and 1997

For the year ended December 31, 1998 interest income was $1,525,000 as compared to $1,367,000 for the same period a year ago. The increase of $158,000 resulted mainly from an increase in mortgages receivable, offset in part by decrease in interest rates on certain mortgages.

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

At December 31, 1998, five of the eleven Partnership loans were secured by properties located in the greater New York metropolitan area.

Competition:

The Company competes for acceptable investments with real estate investment trusts, commercial banks, insurance companies, savings and loan associations, pension funds and mortgage banking firms, many of which have greater resources with which to compete for desirable mortgage loans.

Year 2000 Readiness Disclosure

The Year 2000 issue is the result of computer programs, which were written using two digits rather than four digits to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations.

Intervest Mortgage Associates L.P. (the "Company"), as discussed in note A "Organization and Business" of the notes to financial statements, is a limited partnership whose primary purpose is investing in mortgages on improved income-producing real properties until December 31, 1999, at which time the partnership will dissolve in accordance with the provisions of the partnership. As a result, the Year 2000 issue will not be of concern to the partnership since no operations are expected beyond December 31, 1999. In addition, all activities concerning the dissolution and liquidation of the partnership will either have been completed prior to December 31, 1999 or will involve activities that are not computer sensitive.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item  8.  Financial Statements and Supplementary Data


INTERVEST MORTGAGE ASSOCIATES L.P.:                                                      Page
                                                                                         ----

Report of Independent Auditors                                                             12

Balance Sheets as of December 31, 1998 and 1997                                            13

Statements of Operations for the years ended December 31, 1998, 1997 and 1996              14

Statements of Partners' Capital for the years ended December 31, 1998, 1997 and 1996       15

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996              16

Notes to Financial Statements                                                              17

Schedule IV -- Mortgage Loans on Real Estate -- December 31, 1998                          21



Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.


INTERVEST FUNDS MANAGEMENT CORPORATION:                                              Pages

Report of Independent Auditors                                                        23

Balance Sheets as of December 31, 1998 and 1997                                       24

Statements of Operations for the years ended December 31, 1998, 1997 and 1996         25

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996         26

Notes to Financial Statements                                                         27

INDEPENDENT AUDITORS' REPORT

To the Partners
Intervest Mortgage Associates L.P.
New York, New York


We have audited the accompanying balance sheets of Intervest Mortgage Associates L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1998. Our audits also included the financial statement schedule referred to in the Index at Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Intervest Mortgage Associates L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Partnership terminates on December 31, 1999, unless terminated sooner in accordance with the provisions of the partnership agreement.



Richard A. Eisner & Company, LLP

New York, New York
February 2, 1999

Balance Sheets

                                             December 31,
                                             ------------
                                          1998          1997
                                          ----          ----
ASSETS
Cash and cash equivalents             $ 3,445,000   $ 2,087,000
Mortgages receivable, including
  due from affiliates of $1,300,000
  in 1998 and 1997 (Note D)            10,734,000    10,682,000
Interest receivable                       176,000       183,000
                                      -----------   -----------
                                      $14,355,000   $12,952,000
                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
Distributions payable (Note G)        $ 2,830,000   $ 2,366,000
Escrow deposits payable                   313,000       295,000
Deferred fee income                        25,000        42,000
                                      -----------   -----------

   Total liabilities                    3,168,000     2,703,000

Partners' capital (Note C)             11,187,000    10,249,000
                                      -----------   -----------
                                      $14,355,000   $12,952,000
                                      ===========   ===========

Statements of Operations

                                                  Year Ended December 31,
                                                  -----------------------
                                             1998          1997        1996
                                             ----          ----        ----
Revenue:
  Interest income, includes
   $132,000, $136,000 and $241,000
   in 1998, 1997 and 1996,
   respectively, from affiliates (Note H)  $1,525,000   $1,367,000   $1,218,000
  Gain on early repayment of
   discounted mortgages (Note D)                7,000       22,000       47,000
  Other income                                  7,000        7,000        2,000
                                           ----------   ----------   ----------
                                            1,539,000    1,396,000    1,267,000
Expenses:
  General and administrative
                                                4,000        5,000        3,000
                                           ----------   ----------   ----------
Net income                                 $1,535,000   $1,391,000   $1,264,000
                                           ==========   ==========   ==========


Statements of Partners' Capital

                                                                       Special       Limited
                                                       General         Limited       Partners
                                        Total          Partner         Partners    (Unitholders)
                                        -----          -------         --------    -------------

Balances - January 1, 1996         $ 10,045,000    $     43,200    $      1,800    $ 10,000,000
Partnership expenses paid by the
  general partner (Note E)                3,000           3,000
Net income                            1,264,000          55,400             600       1,208,000
Distributions (Note F)               (1,208,000)                                     (1,208,000)
                                   ------------    ------------    ------------    ------------

Balances - December 31, 1996         10,104,000         101,600           2,400      10,000,000
Partnership expenses paid by the
  general partner (Note E)                5,000           5,000
Net income                            1,391,000         138,600           1,400       1,251,000
Distributions (Note F)               (1,251,000)                                     (1,251,000)
                                   ------------    ------------    ------------    ------------

Balances - December 31, 1997         10,249,000         245,200           3,800      10,000,000
Cash contributions (Note C)           1,000,000                                       1,000,000
Partnership expenses paid by the
  general partner (Note E)                4,000           4,000
Net income                            1,535,000         223,900           2,100       1,309,000
Distributions (Note F)               (1,601,000)       (290,500)         (1,500)     (1,309,000)
                                   ------------    ------------    ------------    ------------
Balances - December 31, 1998       $ 11,187,000    $    182,600    $      4,400    $ 11,000,000
                                   ============    ============    ============    ============

Statements of Cash Flows

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                      1998           1997             1996
                                                                      ----           ----             ----
Cash flows from operating activities:
  Net income                                                    $  1,535,000    $  1,391,000    $  1,264,000
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of discount on mortgages receivable                (82,000)        (61,000)        (17,000)
     Gain on early repayment of discounted mortgages                  (7,000)        (22,000)        (47,000)
     Expenses paid by general partner                                  4,000           5,000           3,000
     Changes in:
      Interest receivable                                              7,000        (102,000)        (12,000)
      Deferred fee income                                            (17,000)         34,000         (19,000)
                                                                ------------    ------------    ------------

        Net cash provided by operating activities                  1,440,000       1,245,000       1,172,000
                                                                ------------    ------------    ------------

Cash flows from investing activities:
  Collection of mortgages receivable                               2,603,000       2,441,000       9,118,000
  Mortgages receivable acquired                                   (2,566,000)     (6,465,000)    (10,087,000)
  Increase (decrease) in escrow deposits payable                      18,000         122,000        (194,000)
                                                                ------------    ------------    ------------

        Net cash provided by (used in) investing activities           55,000      (3,902,000)     (1,163,000)
                                                                ------------    ------------    ------------

Cash flows from financing activities:
  Partners' capital contributions                                  1,000,000
  Partners' distributions                                         (1,137,000)       (986,000)       (845,000)
                                                                ------------    ------------    ------------

        Net cash used in financing activities                       (137,000)       (986,000)       (845,000)
                                                                ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents               1,358,000      (3,643,000)       (836,000)
Cash and cash equivalents at beginning of the year                 2,087,000       5,730,000       6,566,000
                                                                ------------    ------------    ------------

Cash and cash equivalents at end of the year                    $  3,445,000    $  2,087,000    $  5,730,000
                                                                ============    ============    ============

Note A - Organization and Business

Intervest Mortgage Associates L.P., a Delaware limited partnership (the "Partnership"), was formed for the primary purpose of investing in mortgages on improved income-producing real properties. The Partnership will terminate on December 31, 1999, unless terminated sooner in accordance with the provisions of the partnership agreement.

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

 [5]   Concentration of credit risk:

       The Partnership places its temporary cash investments with higher credit-quality financial institutions, and in governmental obligations. Such investments are generally in excess of the FDIC insurance limit. The Partnership has not experienced any losses from such investments.

       The Partnership's mortgage portfolio is composed predominantly of mortgages on multi-family residential properties in the New York City area, most of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Partnership's mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties, although there can be no assurances, that this will continue. The rental housing market in New York City has remained stable.


Note C - Offering of Partnership Interest

On September 24, 1998, the Partnership completed the private placement of an additional 100 units of limited partnership interest at $10,000 per unit for aggregate proceeds totaling $1,000,000. The new unitholders are entitled to the same return on their investment as the then existing unitholders, equal to 2% above the prime rate of Chase Manhattan Bank (subject to a minimum rate of 9 1/2% and a maximum rate of 15% per annum).


Note D - Mortgages Receivable

Mortgages receivable consist of first mortgages on residential properties.

Interest rates on mortgages range from 9 1/4% to 15%. Certain mortgages have been discounted utilizing rates ranging from 11% to 16 3/4%.

During 1998 and 1997, mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Annual maturities of mortgages receivable during the next five years are summarized as follows:


              Year Ending
              December 31,
              ------------
                  1999    $7,690,000
                  2000     1,702,000
                  2001        84,000
                  2002        87,000
                  2003        92,000
Thereafter                 1,158,000
                         -----------
                          10,813,000
Less unearned discount        79,000
                         -----------
                         $10,734,000
                         ===========


The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At December 31, 1998 and 1997, no allowance for losses was required.

Note E - Duties and Obligations of the General Partner

As more fully described in the partnership agreement, the general partner has agreed, among other things, to:

 [1]   Manage and control the business of the Partnership;

 [2] Pay all organization costs and operating expenses of the Partnership and the expenses in connection with the public offering. Operating expenses for 1998 and 1997 have been reflected in the financial statements of the Partnership;

 [3] Pay to the Partnership any shortfall with respect to cash distributions due to unitholders;

 [4] Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders; and

 [5] Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At December 31, 1998 and 1997, the audited financial statements of the general partner showed a net worth availability of $1,192,000 and $1,256,000, respectively, including notes receivable from stockholders of the general partner in the amount of $1,000,000.

 [6] Upon termination of the Partnership, the general partner shall liquidate the Partnership assets and distribute the proceeds therefrom as more fully described in the partnership agreement.


Note F - Allocation of Income, Losses and Distributions

As more fully described in the partnership agreement, income, losses and distributions are to be allocated as follows:

 [1] Net income and operating cash distributions, first to unitholders in an amount equal to their investment return (equal to 2% above prime rate of Chase Manhattan Bank, subject to a minimum rate of 9 1/2% and a maximum rate of 15% per annum) and then to the general partner (99%) and the special limited partners (1%).

 [2] Net loss, other than from a disposition, as defined, 99% to the general partner and 1% to the special limited partners.

 [3] Net loss from a disposition, to unitholders to the extent of their positive capital account balances and then to the general partner and the special limited partners.

 [4] Disposition proceeds will generally be distributed to unitholders until each has received an amount equal to his original invested capital and then to the general partner and the special limited partners.


Note G - Distribution Accrual Plan

Under the partnership agreement, unitholders can elect to have the Partnership retain distributions they are entitled to receive. Such retained amounts will earn interest at Chase Manhattan Bank's prime rate, compounded monthly, with a floor of 9 1/2% and a ceiling of 15%.

Note H - Related Parties

Under the terms of the partnership agreement, the Partnership will invest in mortgages on improved income-producing real properties owned by either unaffiliated or affiliated borrowers. If the property owner is an affiliated entity, certain conditions must be met before the investment can be made by the Partnership.

Intervest Securities Corporation, an affiliate of the Company, acted as the underwriter in the Partnership's 1998 private placement of units and received commissions and fees aggregating $30,000 in connection therewith.


Note I - Income Taxes

The Partnership will not be required to provide for, or pay, any federal income taxes. Income tax liabilities and/or benefits that arise from its operations will be passed directly to the individual partners. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.


Note J - Unit Repurchase Rights

Beginning January 1, 1999, or at an earlier date, in the event the Partnership is to be terminated, the general partner will have the right to purchase all units from the unitholders.

INTERVEST MORTGAGE ASSOCIATES L. P.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1998


                                                      Effective  Actual      Final                                  Original Face
                                                      Interest  Interest    Maturity                         Prior   Amount of
                                Description             Rate      Rate        Date     Periodic Payment Term Lien    Mortgages

                    Residential First Mortgages,
                     Rental Apartment Buildings:
3220 STEUBEN AVE       Bronx, New York                   10.00     10.00    07/01/12           (E)                     $800,000
741-743 NINTH AVE      New York, New York                11.60     10.00    03/01/05           (C)                      950,000
650 MAIN STREET        New Rochelle, New York            10.00     10.00    10/01/99           (D)                    1,300,000
565-573 West 175th St  New York, New York                   13        12 (B)11/06/99           (E)                    1,350,000

147 West Merrick Road  Freeport, New York                12.50     12.50 (B)11/05/98(A)        (E)                      575,000
108 THIRD AVENUE       New York, New York                 9.75      9.75 (B)09/17/99           (E)                      850,000
903-5-11 ASYLUM AVe    Hartford, Connecticut             12.50     12.50 (B)04/10/99           (E)                      975,000
855-857 NINTH AVENUE   New York, New York                13.50     13.50    04/15/99           (D)                    1,050,000
One Park Place         Peekskill, New York               10.00      9.50 (B)03/18/00           (E)                    1,250,000

BLANKET MORTGAGE       Philadelphia, Pennsylvania        16.65     14.50 (B)01/17/99           (E)                    1,550,000
591 SUMMIT AVENUE      Jersey City, New Jersey           14.00     12.50 (B)10/06/00           (E)                      500,000


                                                                                                              $0    $11,150,000



(A) This mortgage was subsequently paid off on 1/21/1999.
(B) Interest at fluctuating rate based on bank prime rate.
(C) Interest monthly, additional principal payment due on every march 1.
(D) Interest monthly, principal at maturity.
(E) Principal and interest monthly.
(F) Not prepayale.
(G) No prepayment penalty.
(H) No mortgage loan is delinquent as to principal and/or interest.

                                       21

          (b)--The aggregate cost of mortgage loans on real estate for federal income tax purposes approximates $2,882,000 at December 31, 1990.


INTERVEST MORTGAGE ASSOCIATES L. P.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1998


                                                      Carrying
                                                      Amount of
                                Description           Mortgages    Prepayment Penalty/Other F

                    Residential First Mortgages,
                     Rental Apartment Buildings:
3220 STEUBEN AVE       Bronx, New York             $  786,000              (F)
741-743 NINTH AVE      New York, New York              755,000   1% fee if prior to 3/2/200
650 MAIN STREET        New Rochelle, New York        1,300,000              (G)
565-573 West 175th St  New York, New York            1,328,000   Not prepayable prior to 5/
                                                                    then one month's interes
147 West Merrick Road  Freeport, New York              550,000   one month's interest
108 THIRD AVENUE       New York, New York              843,000   one month's interest
903-5-11 ASYLUM AVe    Hartford, Connecticut           961,000   one month's interest
855-857 NINTH AVENUE   New York, New York            1,050,000   1% fee if prior to 3/15/19
One Park Place         Peekskill, New York           1,231,000   Not prepayable prior to 10
                                                                    then 1% fee.
BLANKET MORTGAGE       Philadelphia, Pennsylvania    1,473,000   one month's interest
591 SUMMIT AVENUE      Jersey City, New Jersey         457,000   not prepayable prior to 01
                                                                    then one month's interes

                                                   $10,734,000



(A) This mortgage was subsequently paid off on 1/21/1999.
(B) Interest at fluctuating rate based on bank prime rate.
(C) Interest monthly, additional principal payment due on every march 1.
(D) Interest monthly, principal at maturity.
(E) Principal and interest monthly.
(F) Not prepayale.
(G) No prepayment penalty.
(H) No mortgage loan is delinquent as to principal and/or interest.

                                       21

          (b)--The aggregate cost of mortgage loans on real estate for federal income tax purposes approximates $2,882,000 at December 31, 1990.

SCHEDULE IV   MORTGAGES LOANS ON REAL ESTATE   Continued




The following summary reconciles mortgages receivable at their carrying values:

                                                Year Ended December 31
                                          ----------------------------------
                                          1998           1997           1996
                                          ----           ----           ----

Balance at beginning of period ....   $10,682,000   $ 6,575,000   $ 5,542,000

Additions during period:
   Mortgages acquired .............     2,566,000     6,465,000    10,087,000
                                      -----------   -----------   -----------
                                       13,248,000    13,040,000    15,629,000

Deductions during period:
   Collections of principal, net of
   Amortization of discounts ......     2,514,000     2,358,000     9,054,000
                                      -----------   -----------   -----------
   BALANCE AT CLOSE OF PERIOD .....   $10,734,000   $10,682,000   $ 6,575,000
                                      ===========   ===========   ===========

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Intervest Funds Management Corporation
New York, New York


We have audited the accompanying balance sheets of Intervest Funds Management Corporation as of December 31, 1998 and 1997, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Intervest Funds Management Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
February 2, 1999

Balance Sheets



                                                          December 31,
                                                          ------------
                                                      1998           1997
                                                      ----           ----
ASSETS
Cash and cash equivalents                         $     7,000    $    11,000
Investment in partnership (Notes A, B and C)          183,000        245,000
Prepaid taxes                                           2,000
                                                  -----------    -----------
                                                  $   192,000    $   256,000
                                                  ===========    ===========

Commitments and contingent liabilities (Note C)

STOCKHOLDERS' EQUITY
Common stock, no par value;
  authorized 3,000 shares; issued
  and outstanding 20 shares                       $        20    $        20
Additional paid-in capital                          1,817,980      1,907,980
Accumulated deficit                                  (626,000)      (652,000)
                                                  -----------    -----------
   Total                                            1,192,000      1,256,000

Less notes receivable - stockholders (Note C)       1,000,000      1,000,000
                                                  -----------    -----------

                                                  $   192,000    $   256,000
                                                  ===========    ===========

Statements of Operations

                                                       Year Ended December 31,
                                                       -----------------------
                                                   1998         1997         1996
                                                   ----         ----         ----
Revenue:
  Interest income                              $   2,000    $   1,000    $   1,000
Expenses:
  General and administrative (Notes C and E)     149,000        3,000        3,000
  Partnership private placement expenses          44,000
                                               ---------    ---------    ---------
Operating loss                                  (191,000)      (2,000)      (2,000)
Equity in income of partnership                  224,000      138,000       56,000
State and city taxes (Note B[2])                  (7,000)     (14,000)      (5,000)
                                               ---------    ---------    ---------
Net income                                        26,000      122,000       49,000
Accumulated deficit at beginning of year        (652,000)    (774,000)    (823,000)
                                               ---------    ---------    ---------
Accumulated deficit at end of year             $(626,000)   $(652,000)   $(774,000)
                                               =========    =========    =========



Statements of Cash Flows
                                                                   Year Ended December 31,
                                                                   -----------------------
                                                               1998          1997         1996
                                                               ----          ----         ----
Cash flows from operating activities:
  Net income                                                $  26,000    $ 122,000    $  49,000
  Adjustments to reconcile net income to net cash used in
   operating activities:
     Equity in income of partnership                         (224,000)    (138,000)     (56,000)
     Changes in:

      Prepaid taxes                                            (2,000)                    5,000
                                                            ---------    ---------    ---------

      Net cash used in operating activities                  (200,000)     (16,000)      (2,000)
                                                            ---------    ---------    ---------

Cash flows from investing activities:
  Sale of units of limited partnership                                                   30,000
  Distribution from partnership                               290,000
  Expenses paid on behalf of partnership                       (4,000)      (5,000)      (3,000)
                                                            ---------    ---------    ---------

      Net cash provided by (used in) investing activities     286,000       (5,000)      27,000
                                                            ---------    ---------    ---------

Cash flows from financing activities:
  Distributions to stockholders                               (90,000)
                                                            ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents           (4,000)     (21,000)      25,000
Cash and cash equivalents at beginning of the year             11,000       32,000        7,000
                                                            ---------    ---------    ---------

Cash and cash equivalents at end of year                    $   7,000    $  11,000    $  32,000
                                                            =========    =========    =========

Supplemental disclosure of cash flow information:
  Cash paid for taxes during the year                       $   7,900    $  13,233    $       0

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


Note C - The Partnership

The Partnership invests in mortgages on improved income-producing real properties owned by either unaffiliated or affiliated borrowers. In prior years, the Partnership sold 1,000 units of limited partnership interest at $10,000 per unit and in 1998, the Partnership sold an additional 100 units of limited partnership interest at $10,000 per unit. Each unitholder is generally entitled to a return on his investment equal to 2% above the prime rate of Chase Manhattan Bank subject to a minimum rate of 9 1/2% and a maximum rate of 15% per annum.

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

As more fully described in the partnership agreement, income, losses and distributions are to be allocated as follows:

 [1] Net income and operating cash distributions, first to unitholders in an amount equal to their investment return and then to the general partner (99%) and the special limited partners (1%).

 [2] Net loss, other than from a disposition, as defined, 99% to the general partner and 1% to the special limited partners.

 [3] Net loss from a disposition, to unitholders to the extent of their positive capital account balances and then to the general partner and the special limited partners.

 [4] Disposition proceeds will generally be distributed to unitholders until each has received an amount equal to his original invested capital and then to the general partner and the special limited partners.

The following are condensed financial statement information of the Partnership:


                                  December 31,
                                  ------------
                                 1998          1997
                                 ----          ----
Total assets              $14,355,000   $12,952,000
Total liabilities           3,168,000     2,703,000
                          -----------   -----------
Partners' capital         $11,187,000   $10,249,000
                          ===========   ===========

                            Year Ended December 31,
                            -----------------------
                                 1998          1997
                                 ----          ----
Revenue                   $ 1,539,000   $ 1,396,000
Expenses                        4,000         5,000
                          -----------   -----------
Net income                $ 1,535,000   $ 1,391,000
                          ===========   ===========

Note D - Unit Repurchase Rights

Beginning January 1, 1999 or at an earlier date, in the event the Partnership is to be terminated, the Company will have the right to purchase all units from the unitholders.


Note E - Consulting Fees

Pursuant to an oral agreement, the Company agreed to pay a bonus of $100,000 in 1998 plus $5,000 per month commencing April 1998 for consulting services, to a relative of the stockholders of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Intervest Funds Management Corporation, is wholly owned by Lowell S. Dansker and Lawrence G. Bergman. The Partnership will be managed by the General Partner, which was incorporated in Delaware on June 13, 1990. It has an office located at 10 Rockefeller Plaza, New York, New York 10020-1903 (telephone: 212-218-2800).

The current directors and executive officers of the General Partner are as follows:

Lowell S. Dansker, age 48, serves as a Director, and as Co-Chairman, President and Treasurer of the General Partner. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia.

Lawrence G. Bergman, age 54, serves as a Director, and as Co-Chairman, Vice President and Secretary of the General Partner. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D degree from The Johns Hopkins University.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning the ownership of common stock of the General Partner.

Name and Address of                 Amount of
Beneficial Owner              Beneficial Ownership          Percent of Class

Lowell S. Dansker..........          10 shares                    50.0%
10 Rockefeller Plaza, #1015
New York, New York 10020

Lawrence G. Bergman........          10 shares                    50.0%
10 Rockefeller Plaza, #1015
New York, New York 10020

Item 13.  Certain Relationships and Related Transactions

None

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)     Financial Statements:

            See Item 8 "Financial Statements and Supplementary Data"

(a) (2)     Financial Statement Schedules:

            See Item 8 "Financial Statements and Supplementary Data"

(a) (3)     Exhibits:

     4 Certificate of Limited Partnership and Certificate of Amendment to Certificate of Limited Partnership.(1)

  10.1      Form of Escrow Agreement. (1)

  10.2      Form of Independent Advisor Agreement. (1)

     25     Power of Attorney. (1)

     27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

                         INTERVEST MORTGAGE ASSOCIATES L.P.

                          By:   INTERVEST FUNDS MANAGEMENT CORPORATION
                                General Partner



Dated:  March     , 1999                      By:       /S/ Lawrence G. Bergman
                                                        -----------------------
                                                        Lawrence G. Bergman
                                                        Executive Vice President



PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
----------
                                   President, Co-Chairman,
                                   Treasurer and Director
                                   of Intervest Funds
/S/ Lowell S. Dansker              Management Corporation
---------------------              (Principal Executive Officer)
Lowell S. Dansker
Dated:  March     , 1999


                                   Executive Vice President,
                                   Co-Chairman, Secretary
/S/ Lawrence G. Bergman            and Director of Intervest
-----------------------            Funds Management Corporation
Lawrence G. Bergman                (Principal Operating Officer)
Dated:  March     , 1999




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

                         INTERVEST MORTGAGE ASSOCIATES L.P.

                 By:     INTERVEST FUNDS MANAGEMENT CORPORATION
                         General Partner



Dated:  March     , 1999        By:
                                    -------------------
                                    Lawrence G. Bergman
                                    Executive Vice President


PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
----------
                                   President, Co-Chairman,
                                   Treasurer and Director
                                   of Intervest Funds
                                   Management Corporation
--------------------------         (Principal Executive Officer)
Lowell S. Dansker
Dated:  March     , 1999


                                   Executive Vice President,
                                   Co-Chairman, Secretary
                                   and Director of Intervest
--------------------------         Funds Management Corporation
Lawrence G. Bergman                (Principal Operating Officer)
Dated:  March     , 1999




Supplemental Information to be Furnished with Reports Filled Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:


The annual report to Unitholders has not as yet been distributed.

When the annual report has been distributed to the Unitholders, four copies will be sent to the Commission.