Form 10-Q
period 1999-03-31
INTERVEST MORTGAGE ASSOCIATES LP
filed 1999-05-14
CIK 866793

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

Results for the three months ended March 31, 1999 and 1998, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results for the full years.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                                 BALANCE SHEETS

                                                   March 31,     December 31,
                ASSETS                               1999            1998
                                                   ---------     ------------
                                                 (Unaudited)

Cash and cash equivalents                         $ 2,261,000   $ 3,445,000
Mortgage receivable, including due from
        Affiliates $1,300,000 (Note D)             12,105,000    10,734,000
Other receivables                                     193,000       176,000
                                                  -----------   -----------
                TOTAL                             $14,559,000   $14,355,000
                                                  ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Distributions payable (Note G)                    $ 2,973,000   $ 2,830,000
Escrow deposits payable                               333,000       313,000
Deferred fee income                                    49,000        25,000
                                                  -----------   -----------
                                                    3,355,000     3,168,000
Partners' capital                                  11,204,000    11,187,000
                                                  -----------   -----------
                TOTAL                             $14,559,000   $14,355,000
                                                  ===========   ===========


                            STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                              March 31,
                                                         1999          1998
                                                         ----          ----
                                                             (Unaudited)
Revenue
        Interest income (Note H)
                Affiliates                        $    33,000   $    34,000
                Others                                336,000       374,000
                                                  -----------   -----------
                                                      369,000       408,000
        Other income                                    9,000         1,000
                                                  -----------   -----------
                                                      378,000       409,000
Expenses:
        General and administrative                      1,000         2,000

                                                  -----------   -----------
                                                  $   377,000   $   407,000
                                                  ===========   ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.


                       INTERVEST MORTGAGE ASSOCIATES L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                1999          1998
                                                                                ----          ----
                                                                                     (Unaudited)
Cash flows from operating activities:
        Net income                                                         $   377,000    $   407,000
        Adjustments to reconcile net income to net cash
                provided by operating activities:
                        Amortization of discount on mortgages receivable       (11,000)       (25,000)
                        Gain on early repayment of discounted mortgages                        (1,000)
                        Changes in operating assets and liabilities:
                                        Other receivables                      (17,000)         8,000
                                        Deferred fee income                     24,000        (14,000)
                                                                           -----------    -----------

Net cash provided by operating activities                                      373,000        375,000
                                                                           -----------    -----------

Cash flows from investing activities:
        Collection of mortgages receivable                                     743,000        608,000
        Mortgages receivable acquired                                       (2,103,000)
        Increase (decrease) in escrow deposits payable                          20,000         (3,000)
                                                                           -----------    -----------

Net cash (used in) provided by investing activities                         (1,340,000)       605,000
                                                                           -----------    -----------

Cash flows from financing activities:
        Partners' contributions to capital                                       1,000          2,000
        Partners' distributions, net of increase in distributions
                Payable of $143,000 and $102,000                              (218,000)      (217,000)
                                                                           -----------    -----------

Net cash (used in) financing activities                                       (217,000)      (215,000)
                                                                           -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (1,184,000)       765,000

Cash and cash equivalents at beginning of the period                         3,445,000      2,087,000
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                             $ 2,261,000    $ 2,852,000
                                                                           ===========    ===========



                  The accompany notes to financial statements
                          are an integral part hereof.

                                       4

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                         NOTES TO FINANCIAL STATEMENTS

               (Unaudited with Respect to the Three Month Periods
                         Ended March 31, 1999 and 1998)


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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                         NOTES TO FINANCIAL STATEMENTS

               (Unaudited with Respect to the Three Month Periods
                         Ended March 31, 1999 and 1998)


(NOTE B) - Significant Accounting Policies: (contd.)
----------------------------------------------------

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

(5) Concentration of credit risk:

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

(NOTE C) - Offering of Partnership Interest:
--------------------------------------------

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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                         NOTES TO FINANCIAL STATEMENTS

               (Unaudited with Respect to the Three Month Periods
                         Ended March 31, 1999 and 1998)


(NOTE D) - Mortgages Receivable: (contd.)
--------------------------------


During the first quarter of 1998, mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

     Year Ending December 31,        March 31, 1999
     ------------------------        --------------

                       1999           $ 5,929,000
                       2000             1,916,000
                       2001               211,000
                       2002             1,896,000
                       2003               148,000
      Thereafter until 2012             2,105,000
                                      -----------
                                       12,205,000
     Less unearned discount               100,000
                                      -----------

      Total                           $12,105,000
                                      ===========

The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realized value. At March 31, 1999 and at December 31, 1998 no allowance was required.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                         NOTES TO FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1999 and 1998)


(NOTE E) - Duties and Obligations of the General Partner:
---------------------------------------------------------

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

(4) Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders, and

(5) Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At March 31, 1999, and December 31, 1998, the financial statements of the general partner showed a net worth availability of $1,214,000 and $1,192,000, respectively, including notes receivable from stockholders of $1,000,000 at March 31, 1999 and at December 31, 1998, respectively.

(6) Upon termination of the Partnership, the general partner shall liquidate the Partnership assets and distribute the proceeds therefrom as more fully described in the partnership agreement.

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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                         NOTES TO FINANCIAL STATEMENTS

               (Unaudited with Respect to the Three Month Periods
                         Ended March 31, 1999 and 1998)



(NOTE F) - Allocation of Income, Losses and Distributions (contd):
---------------------------------------------------------

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

(NOTE H) - Related Parties:
---------------------------

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

Results of Operations:

For the three months ended March 31, 1999, interest income was $369,000 as compared to $408,000 for the same period a year ago. The decrease of $39,000 resulted mainly from a decrease in interest rates on certain mortgages, offset in part by an increase in the mortgages receivable balance at March 31, 1999 to $12,105,000 compared to $10,310,000 at March 31, 1998 .

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


                                   INTERVEST MORTGAGE ASSOCIATES L.P.
                                   (Registrant)

                         By: INTERVEST FUNDS MANAGEMENT CORPORATION General Partner



Dated:  May 11, 1999               ___________________________________________
                                   Lowell S. Dansker:  President, Co-Chairman,
                                   Treasurer and Director of
                                   Intervest Funds Management Corporation
                                   (Principal Executive and Accounting Officer)



Dated:  May 11, 1999               ___________________________________________
                                   Lawrence G. Bergman,
                                   Executive Vice President, Co-Chairman,
                                   Secretary and Director of
                                   Intervest Funds Management Corporation
                                   (Principal Operating Officer)

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



                                  INTERVEST MORTGAGE ASSOCIATES L.P.
                                  (Registrant)

                        By:       INTERVEST FUNDS MANAGEMENT CORPORATION
                                  General Partner



Dated:  May 11, 1999              Lowell S. Dansker /S/
                                  ---------------------
                                  Lowell S. Dansker:  President, Co-Chairman,
                                  Treasurer and Director of
                                  Intervest Funds Management Corporation
                                  (Principal Executive and Accounting Officer)



Dated:  May 11, 1999              Lawrence G. Bergman /S/
                                  ---------------------
                                  Lawrence G. Bergman, Executive Vice President,
                                  Co-Chairman, Secretary and
                                  Director of Intervest Funds Management
                                  Corporation (Principal Operating Officer)