Form 10-Q
period 1999-06-30
INTERVEST MORTGAGE ASSOCIATES LP
filed 1999-08-10
CIK 866793

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 33-36336


                       INTERVEST MORTGAGE ASSOCIATES L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                 13-3575243
--------------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


10 Rockefeller Plaza, New York, New York                10020-1903
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code       (212) 218-2800
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

Results for the three months and six months ended June 30, 1999 and 1998, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results for the full years.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                                 BALANCE SHEETS

                                                       June 30,     December 31,
                           ASSETS                        1999           1998
                           ------                    ----------     ------------
                                                     (Unaudited)

Cash and cash equivalents                            $ 3,715,000     $ 3,445,000
Mortgage receivable, including due from
         Affiliates $1,300,000 (Note D)               10,822,000      10,734,000
Other receivables                                        181,000         176,000
                                                     -----------     -----------
                           TOTAL                     $14,718,000     $14,355,000
                                                     ===========     ===========

         LIABILITIES AND PARTNERS' CAPITAL

Distributions payable (Note G)                       $ 3,120,000     $ 2,830,000
Escrow deposits payable                                  349,000         313,000
Deferred fee income                                       38,000          25,000
                                                     -----------     -----------
                                                       3,507,000       3,168,000
Partners' capital (Note C)                            11,211,000      11,187,000
                                                     -----------     -----------
                           TOTAL                     $14,718,000     $14,355,000
                                                     ===========     ===========


                            STATEMENTS OF OPERATIONS

                                             Three Months Ended      Six Months Ended
                                                   June 30,             June 30,
                                               1999        1998      1999       1998
                                               ----        ----      ----       ----
                                                 (Unaudited)            (Unaudited)
Revenue
     Interest income (Note H)
       Affiliates                            $ 33,000   $ 33,000   $ 65,000   $ 67,000
       Others                                 321,000    332,000    658,000    706,000
                                             --------   --------   --------   --------
                                              354,000    365,000    723,000    773,000
     Gain on early repayment of discounted
       mortgages receivable (Note D)            7,000      6,000      7,000      7,000
     Other income                               2,000      2,000     11,000      2,000
                                             --------   --------   --------   --------
                                              363,000    373,000    741,000    782,000
Expenses:
     General and administrative                 2,000      1,000      3,000      3,000
                                             --------   --------   --------   --------
                                             $361,000   $372,000   $738,000   $779,000
                                             ========   ========   ========   ========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                            STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                    June 30,
                                                              1999           1998
                                                          -----------    -----------
                                                                  (Unaudited)
Cash flows from operating activities:
 Net income                                              $   738,000    $   779,000
 Adjustments to reconcile net income to net cash
     provided by operating activities:
      Amortization of discount on mortgages receivable       (19,000)       (44,000)
      Gain on early repayment of discounted mortgages         (7,000)        (7,000)
      Changes in operating assets and liabilities:
          Other receivables                                   (5,000)        51,000
          Deferred fee income                                 13,000        (20,000)
                                                         -----------    -----------

Net cash provided by operating activities                    720,000        759,000
                                                         -----------    -----------

Cash flows from investing activities:
 Collection of mortgages receivable                        2,143,000      2,506,000
 Mortgages receivable acquired                            (2,205,000)
 Increase (decrease) in escrow deposits payable               36,000        (17,000)
                                                         -----------    -----------

Net cash (used in) provided by investing activities          (26,000)     2,489,000
                                                         -----------    -----------

Cash flows from financing activities:
 Partners' contributions to capital                            3,000          3,000
 Partners' distributions, net of
     increase in distributions
     Payable of $290,000 and $193,000                       (427,000)      (666,000)
                                                         -----------    -----------

Net cash (used in) financing activities                     (424,000)      (663,000)
                                                         -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                        270,000      2,585,000

Cash and cash equivalents at beginning of the period       3,445,000      2,087,000
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD           $ 3,715,000    $ 4,672,000
                                                         ===========    ===========

                   The accompany notes to financial statements
                          are an integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)


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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)


(NOTE B) - Significant Accounting Policies: (contd.)
----------------------------------------------------

(4) Allowance for losses:
-------------------------

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

(5) Concentration of credit risk:
---------------------------------

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

(NOTE C) - Offering of Partnership Interest:
--------------------------------------------

On September 24, 1998, the Partnership completed the private placement of an additional 100 units of limited partnership interests at $10,000 per unit for aggregate proceeds totaling $1,000,000. The new unitholders are entitled to the same return on their investment as the then existing unitholders, equal to 2% above the prime rate of Chase Manhattan Bank (subject to a minimum rate of 9 1/2% and a maximum rate of 15% per annum).

(NOTE D) - Mortgages Receivable:
--------------------------------

Mortgages receivable consist of first mortgages on residential properties.

Interest rates on mortgages range from 9 1/4% to 15%. Certain mortgages have been discounted utilizing rates ranging from 11% to 16 3/4%.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)


(NOTE D) - Mortgages Receivable: (contd.)
-----------------------------------------


During the first half of 1999 and 1998, mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which
represents  the  balance  of  the  unamortized   discount  applicable  to  these
mortgages.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

                            Year Ending December 31,        June 30, 1999
                            ------------------------        -------------

                                    1999 .................   $ 4,629,000
                                    2000 .................     1,916,000
                                    2001 .................       211,000
                                    2002 .................     1,896,000
                                    2003 .................       148,000
                                    Thereafter until 2012      2,105,000
                                                             -----------
                                    ......................    10,905,000
                                    Less unearned discount        83,000
                                                             -----------

                                    Total ................   $10,822,000
                                                             ===========

The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realized value. At June 30, 1999 and at December 31, 1998 no allowance was required.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)


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

         (4) Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders, and

         (5) Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At June 30, 1999, and December 31, 1998, the financial statements of the general partner showed a net worth availability of $1,218,000 and $1,192,000, respectively, including notes receivable from stockholders of $1,000,000 at June 30, 1999 and at December 31, 1998, respectively.

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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)



(NOTE F) - Allocation of Income, Losses and Distributions (contd):
------------------------------------------------------------------

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

Results of Operations:

For the three months ended June 30, 1999, interest income was $354,000 as compared to $365,000 for the same period a year ago. The decrease of $11,000 resulted mainly from a decrease in interest rates on certain mortgages, offset in part by an increase in the mortgages receivable balance at June 30, 1999 to $10,822,000 compared to $8,227,000 at June 30, 1998 .

For the six months ended June 30, 1999, interest income was $723,000 as compared to $773,000 for the same period a year ago. The decrease of $50,000 resulted mainly from a decrease in interest rates on certain mortgages, offset in part by an increase in the mortgages receivable balance at June 30, 1999 to $10,822,000 compared to $8,227,000 at June 30, 1998 .

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



                                   INTERVEST MORTGAGE ASSOCIATES L.P.
                                   (Registrant)

                             By:   INTERVEST FUNDS MANAGEMENT CORPORATION
                                   General Partner



Dated:  August 9, 1999             Lowell S. Dansker /S/
                                   ---------------------------------------------
                                   Lowell S. Dansker: President, Co-Chairman,
                                   Treasurer and Director of Intervest Funds
                                   Management Corporation
                                   (Principal Executive and Accounting Officer)



Dated:  August 9, 1999             Lawrence G. Bergman /S/
                                   ---------------------------------------------
                                   Lawrence G. Bergman, Executive Vice
                                   President, Co-Chairman, Secretary and
                                   Director of Intervest Funds Management
                                   Corporation
                                   (Principal Operating Officer)