Form 10-Q
period 1999-09-30
INTERVEST MORTGAGE ASSOCIATES LP
filed 1999-11-12
CIK 866793

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 33-36336


                       INTERVEST MORTGAGE ASSOCIATES L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                        13-3575243
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


10 Rockefeller Plaza, New York, New York                         10020-1903
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code             (212) 218-2800
--------------------------------------------------------------------------------


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


ITEM 1.  Financial Statements
-----------------------------

Results for the three months and nine months ended September 30, 1999 and 1998, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results for the full years.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                                 BALANCE SHEETS

                                                                          September 30,                 December 31,
                           ASSETS                                              1999                         1998
                           ------                                         -------------                 ------------
                                                                           (Unaudited)

Cash and cash equivalents                                                  $ 8,161,000                  $ 3,445,000
Mortgage receivable, including due from
     Affiliates of $1,300,000 in 1998 (Note D)                               6,503,000                   10,734,000
Other receivables                                                              104,000                      176,000
                                                                        --------------               --------------
                           TOTAL                                           $14,768,000                  $14,355,000
                                                                           ===========                  ===========

         LIABILITIES AND PARTNERS' CAPITAL

Distributions payable (Note G)                                              $3,273,000                   $2,830,000
Escrow deposits payable                                                        269,000                      313,000
Deferred fee income                                                             35,000                       25,000
                                                                        --------------               --------------
                                                                             3,577,000                    3,168,000
Partners' capital (Note C)                                                  11,191,000                   11,187,000
                                                                        --------------               --------------
                           TOTAL                                           $14,768,000                  $14,355,000
                                                                           ===========                  ===========


                            STATEMENTS OF OPERATIONS

                                                       Three Months Ended                     Nine Months Ended
                                                         September 30,                          September 30,
                                                   1999                 1998                1999            1998
                                                  -----                 ----                ----            ----
                                                           (Unaudited)                          (Unaudited)
Revenue
     Interest income (Note H)
       Affiliates                                 $ 10,000           $ 32,500          $   75,000       $   100,000
       Others                                      336,000            332,500             994,000         1,038,000
                                                  --------           --------          ----------         ---------
                                                   346,000            365,000           1,069,000         1,138,000
     Gain on early repayment of discounted
       mortgages receivable (Note D)                                                        7,000             7,000
     Other income                                    5,000              3,000              16,000             6,000
                                                 ---------          ---------         -----------      ------------
   9,000                                             1,000
--------                                         ---------
                                                   351,000            368,000           1,092,000         1,151,000
Expenses:
     General and administrative                      1,000                                  4,000             4,000
                                               -----------    ---------------      --------------    --------------
                                                  $350,000           $368,000          $1,088,000        $1,147,000
                                                  ========           ========          ==========        ==========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        1999                1998
                                                                                    -----------           ------
                                                                                              (Unaudited)
Cash flows from operating activities:
         Net income                                                                  $1,088,000           $1,147,000
         Adjustments to reconcile net income to net cash
             provided by operating activities:
              Amortization of discount on mortgages receivable                          (26,000)             (65,000)
              Gain on early repayment of discounted mortgages                            (7,000)              (7,000)
              Changes in operating assets and liabilities:
                  Other receivables                                                      72,000                3,000
                  Deferred fee income                                                    10,000               (9,000)
                                                                                     ----------          ------------

Net cash provided by operating activities                                             1,137,000            1,069,000
                                                                                      ---------            ---------

Cash flows from investing activities:
         Collection of mortgages receivable                                           6,468,000            2,556,000
         Mortgages receivable acquired                                               (2,203,000)          (2,566,000)
         (Decrease) in escrow deposits payable                                          (44,000)             (44,000)
                                                                                   -------------        -------------

Net cash provided by (used in) investing activities                                   4,221,000              (54,000)
                                                                                     -----------        -------------


Cash flows from financing activities:
         Proceeds from offering of partnership interests                                                   1,000,000
         Partners' contributions to capital                                               4,000                4,000
         Partners' distributions, net of increase in distributions
             Payable of $443,000 and $319,000                                          (646,000)            (904,000)
                                                                                    -------------         -----------

Net cash (used in) provided by financing activities                                    (642,000)             100,000
                                                                                    -------------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                 4,716,000            1,115,000

Cash and cash equivalents at beginning of the period                                  3,445,000            2,087,000
                                                                                     -----------          ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                       $8,161,000           $3,202,000
                                                                                     ==========           ==========



                   The accompany notes to financial statements
                          are an integral part hereof.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

                (Unaudited with Respect to the nine Month Periods
                       Ended September 30, 1999 and 1998)


(NOTE A) - Organization and Business:
-------------------------------------

Intervest Mortgage Associates L.P., a Delaware limited partnership (the "Partnership"), was formed for the primary purpose of investing in mortgages on improved income-producing real properties. All of the Limited Partnership interests were redeemed effective as of November 1, 1999 and it is anticipated that the Partnership will be liquidated and dissolved on or before December 31, 1999. In connection with the foregoing, all the mortgage loans of the Partnership were transferred to various affiliated entities.

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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

                (Unaudited with Respect to the nine Month Periods
                       Ended September 30, 1999 and 1998)


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

Interest rates on mortgages range from 8% to 13%. Certain mortgages have been discounted utilizing rates ranging from 8 1/2% to 13%.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

                (Unaudited with Respect to the Nine Month Periods
                       Ended September 30, 1999 and 1998)


(NOTE D) - Mortgages Receivable: (contd.)


During the first nine months of 1999 and 1998, mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

                            Year Ending December 31,                             September 30, 1999
                            ------------------------                             ------------------

                                    1999......................................       $    56,000
                                    2000......................................         2,163,000
                                    2001......................................           211,000
                                    2002......................................         1,896,000
                                    2003......................................           148,000
                                    Thereafter until 2012.....................         2,105,000
                                                                                    ------------
                                    ..........................................         6,579,000
                                    Less unearned discount ...................            76,000
                                                                                    -------------

                                    Total.......................................      $6,503,000
                                                                                      ==========

The Partnership evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realized value. At September 30, 1999 and at December 31, 1998 no allowance was required.

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

                (Unaudited with Respect to the Nine Month Periods
                       Ended September 30, 1999 and 1998)


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

         (4) Repurchase each year, on a noncumulative basis, a maximum of 10% of units outstanding as of January 1 of each year if requested by the unitholders, and

         (5) Maintain a net worth of at least 10% of the adjusted contribution of the unitholders, but in no event less than $500,000. At September 30, 1999, and December 31, 1998, the financial statements of the general partner showed a net worth availability of $1,202,000 and $1,192,000, respectively, including notes receivable from stockholders of $1,000,000 at September 30, 1999 and at December 31, 1998, respectively.

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

                       INTERVEST MORTGAGE ASSOCIATES L.P.

                          NOTES TO FINANCIAL STATEMENTS

                (Unaudited with Respect to the Nine Month Periods
                       Ended September 30, 1999 and 1998)



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

(NOTE J) - Unit Repurchase Rights:
----------------------------------

Beginning January 1, 1999, or at an earlier date, in the event the Partnership was to be terminated, the general partner will had the right to purchase all units from the unitholders.

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

The Partnership's liquidity is managed to ensure that sufficient funds are available to preserve and protect the Partnership's capital and to provide for monthly distributions to unitholders at a floating annual rate based on their adjusted capital contributions equal to two percentage points over the prime rate of Chase Manhattan Bank, New York with a minimum rate of 9 1/2% and a maximum of 15%. The Limited Partnership agreement provides for the termination of the partnership as of December 31, 1999. So as to accommodate an orderly dissolution of the Partnership, all of the Limited Partnership interests were redeemed effective as of November 1, 1999 and the general partner is proceeding with the dissolution of the Partnership and is expected to be completed by December 31, 1999. In connection with the foregoing, all the mortgage loans of the Partnership were transferred to various affiliated entities.

Results of Operations:

For the three months ended September 30, 1999, interest income was $346,000 as compared to $365,000 for the same period a year ago. The decrease of $19,000 resulted mainly from a decrease in interest rates on certain mortgages, and a decrease in the mortgages receivable balance at September 30, 1999 to $6,503,000 compared to $10,765,000 at September 30, 1998 .

For the nine months ended September 30, 1999, interest income was $1,069,000 as compared to $1,138,000 for the same period a year ago. The decrease of $69,000 resulted mainly from a decrease in interest rates on certain mortgages, and a decrease in the mortgages receivable balance at September 30, 1999 to $6,503,000 compared to $10,765,000 at September 30, 1998.

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

None

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


                                          INTERVEST MORTGAGE ASSOCIATES L.P.
                                          (Registrant)

                                    By:   INTERVEST FUNDS MANAGEMENT CORPORATION
                                          General Partner



Dated:  November 9, 1999                           Lowell S. Dansker/s/
                                                   --------------------
                                                   Lowell S. Dansker, President,
                                                   Co-Chairman, Treasurer and
                                                   Director of Intervest
                                                   Funds Management Corporation
                                                   (Principal Executive
                                                   and Accounting Officer)



Dated:  November 9, 1999                          Lawrence G. Bergman/s/
                                                  ------------------------
                                                  Lawrence  G.  Bergman,
                                                  Executive  Vice  President,
                                                  Co-Chairman,
                                                  Secretary and
                                                  Director of Intervest
                                                  Funds  Management  Corporation
                                                  (Principal Operating Officer)